Form 10-Q
period 1996-03-31
AAA NET REALTY FUND X LTD
filed 1996-05-15
CIK 887204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                     FORM 10-Q



   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 1996


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to


Commission File Number:                 0-25436


                        AAA NET REALTY FUND X, LTD.


        NEBRASKA LIMITED PARTNERSHIP       IRS IDENTIFICATION NO.
                                           76-0381949

        8 GREENWAY PLAZA, SUITE 824     HOUSTON, TX  77046



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.      X   Yes  _____ No


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H (1) (a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              AAA NET REALTY FUND X, LTD.
                                (A LIMITED PARTNERSHIP)

                                     BALANCE SHEETS
                         MARCH 31, 1996 AND DECEMBER 31, 1995


                                                 MARCH 31,        DECEMBER 31,
                                                    1996              1995
                                                (Unaudited)

ASSETS

CASH & CASH EQUIVALENTS                        $    814,353       $    824,805

ACCOUNTS RECEIVABLE                                  28,873             14,780

PROPERTY:
   Land                                           2,566,250          2,566,250
   Building                                       5,370,984          5,370,984
                                                  7,937,234          7,937,234
   Accumulated depreciation                        (292,445)          (255,950)

  TOTAL PROPERTY                                  7,644,789          7,681,284

NET INVESTMENT IN DIRECT FINANCING LEASE            614,663            615,410

INVESTMENT IN JOINT VENTURE                         722,283            724,549

OTHER ASSETS:
   Acquisition costs                                 23,284             23,231
   Organization costs, net of accumulated
     amortization of $137,245 and $152,245
     respectively                                   132,755            147,755
   Accrued rental income                             45,199             37,230

   TOTAL OTHER ASSETS                               201,238            208,216


TOTAL ASSETS                                     10,026,199         10,069,044


LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable                                  19,459              8,445
   Security deposits                                 12,000             12,000

   TOTAL LIABILITIES                                 31,459             20,445

PARTNERSHIP EQUITY:
   General partners                                   7,897              7,333
   Limited partners                               9,986,843         10,041,266

   TOTAL PARTNERSHIP EQUITY                       9,994,740         10,048,599


TOTAL LIABILITIES & PARTNERSHIP EQUITY         $ 10,026,199       $ 10,069,044


                         See Notes to Financial Statments.




                           AAA NET REALTY FUND X, LTD.
                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (Unaudited)



                                        1996          1995

REVENUES

Rental income from operating
   leases                           $  215,504    $  203,697
Earned income from direct
   financing lease                      14,739        14,812
Interest income                          9,235        15,193
Equity income from investment
   in joint venture                     16,985        15,954

TOTAL REVENUES                         256,463       249,656


EXPENSES

Accounting                               6,774         3,917
Administrative expenses                 16,179        11,205
Amortization                            15,000        15,000
Bank charges                                25             0
Depreciation                            36,494        35,029
Filing fees                                265           265
Legal & professional fees                5,081         2,069
Printing                                   140           901
Other                                       92           135

TOTAL EXPENSES                          80,050        68,521


NET INCOME                          $  176,413    $  181,135


ALLOCATION OF NET INCOME

General partners                    $    1,764    $    1,811
Limited partners                       174,649       179,324

                                    $  176,413    $  181,135


NET INCOME PER UNIT                 $    15.40    $    15.81


UNITS OUTSTANDING                       11,454        11,454



                   See Notes to Financial Statements.




                              AAA NET REALTY FUND X, LTD.
                               (A LIMITED PARTNERSHIP)

                            STATEMENT OF PARTNERSHIP EQUITY
                     FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                     (Unaudited)



                                           GENERAL     LIMITED
                                           PARTNERS    PARTNERS        TOTAL


PARTNERSHIP EQUITY AT DECEMBER 31, 1995     $ 7,333   $10,041,266   $10,048,599

NET INCOME                                    1,764       174,649       176,413

DISTRIBUTIONS                                (1,200)     (229,072)     (230,272)


PARTNERSHIP EQUITY AT MARCH 31, 1996        $ 7,897   $ 9,986,843   $ 9,994,740





                    See Notes to Financial Statements.




                             AAA NET REALTY FUND X, LTD.
                              (A LIMITED PARTNERSHIP)

                              STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                   (Unaudited)


                                                        1996          1995


CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net income                                          $ 176,413   $   181,135

  Adjustments to reconcile net income
    to net cash from operating activities:

    Depreciation                                         36,494        35,029
    Amortization                                         15,000        15,000
    (Increase) decrease in accounts receivable          (14,093)        1,608
    Increase (decrease) in accounts payable              11,014        (3,170)
    Increase in security deposits                             0        12,000
    Decrease in escrow deposits                               0        50,000
    Cash received from direct financing lease
      in excess of income recognized                        747           674
    Investment in joint venture:
      Equity income                                     (16,985)      (15,954)
      Distributions received                             16,985        15,954
    Increase in accrued rental income                    (7,969)       (2,755)

NET CASH FLOWS FROM OPERATING
  ACTIVITIES                                            217,606       289,521

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of real estate:
    Accounted for under the equity method                     0    (1,477,390)
  Acquisition costs                                         (53)       60,864
  Joint venture distributions in excess of income         2,267         3,298

NET CASH FLOWS FROM INVESTING
  ACTIVITIES                                              2,214    (1,413,228)

CASH FLOWS FROM FINANCING ACTIVITIES

   Distributions                                       (230,272)     (207,065)

NET CASH FLOWS FROM FINANCING
  ACTIVITIES                                           (230,272)     (207,065)

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                  (10,452)   (1,330,772)

CASH and CASH EQUIVALENTS at beginning
  of period                                             824,805     2,160,564

CASH and CASH EQUIVALENTS at end of
  period                                              $ 814,353   $   829,792




                            See Notes to Financial Statements.




                           AAA NET REALTY FUND X, LTD
                            ( A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                  (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      AAA Net Realty Fund X, Ltd. ("the Partnership"), is a limited partnership formed April 15, 1992, under the laws of the State of Nebraska. American Asset Advisers Management Corporation X (a Nebraska corporation) is the managing general partner and H. Kerr Taylor is the individual general partner.
The offering period for subscriptions terminated September 1, 1994 with a total of 11,453.61 units having been subscribed at an offering price of $1,000 per unit.

      The Partnership was formed to acquire commercial properties for cash. The Partnership will own, lease, operate, manage and eventually sell the properties. The selection, acquisition, and supervision of the operations of the properties is managed by American Asset Advisers Realty Corporation ("AAA"), a related party.

      The financial records of the Partnership are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred. Rental income is recorded ratably over the life of the lease.

      For purposes of the statement of cash flows the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 1996 or 1995.

      Real estate is leased to others on a net lease basis whereby all operating expenses related to the properties including property taxes, insurance and common area maintenance are the responsibility of the tenant. The leases are accounted for under the operating method or the direct financing method.

      Under the operating method, the properties are recorded at cost. Rental income is recognized ratably over the life of the lease and depreciation is charged as incurred.

      Under the direct financing method, the properties are recorded at their net investment. Unearned income is deferred and amortized to income over the life of the lease so as to produce a constant periodic rate of return.

      The Partnership's interests in joint venture investments are accounted for under the equity method whereby the Partnership's investment is increased or decreased by its share of earnings or losses in the joint venture and also decreased by any distributions.

      Organization costs are amortized on a straight line basis over five years.

      Syndication costs are reflected as a reduction of partnership equity.

      All income and expense items flow through to the partners for tax purposes. Consequently, no provision for federal or state income taxes is provided in the accompanying financial statements.

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 1996 and 1995.

      The financial statements of AAA Net Realty Fund X, Ltd.
contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form
10-K for the year ended December 31, 1995.

2.  PARTNERSHIP EQUITY

      The managing general partner, American Asset Advisers Management Corporation X, and the individual general partner, H. Kerr Taylor, have made capital contributions in the amounts of $990 and $10, respectively. The general partners shall not be obligated to make any other contributions to the Partnership, except that, in the event that the general partners have negative balances in their capital accounts after dissolution and winding up of, or withdrawal from, the Partnership, the general partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1.01% of the total capital contributions of the limited partners' over the amount previously contributed by the general partners.

3.  RELATED PARTY TRANSACTIONS

      The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, 16,179 and $11,205 were incurred and paid to AAA for the three months ended March 31, 1996 and 1995, respectively.

      On April 5, 1996, the Partnership entered into a joint venture with American Asset Advisers Trust, Inc. and AAA Net Realty Fund XI, Ltd., affiliates of the Partnership. The Partnership's interest in the joint venture is 18.25%.


4.  MAJOR LESSEES


The following schedule summarizes total rental income by lessee for the three months ended March 31, 1996 under both operating and direct financing leases:


Golden Corral Corporation               $43,241
TGI Friday's, Inc.                      $45,126
Goodyear Tire & Rubber Company          $13,227
Tandy Corporation                       $64,155
America's Favorite Chicken Company      $24,364
One Care Health Industries, Inc.        $40,130


5. CONTINGENCY


The Partnership had determined that, beginning on December 1, 1993, it inadvertantly failed to update its then outstanding prospectus with current information as required by Section 10(a)(3) of the Securities Act of 1933 as amended (the "33 Act") and by the standard undertakings made by the Partnership in its amended registration statement filed pursuant to the 33 Act. However, the Partnership did publicly disclose such information in its Form 8-K and 10-Q filings with the Securities and Exchange Commission.


As a result of the above information, the Partnership has been advised that it has a contingent liability to investors for recission rights or damages which, at a maximum, would not exceed approximately $5.5 million. Management anticipates that recissions, if any, will not be material.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

AAA Net Realty Fund X, Ltd., a Nebraska limited partnership, was formed April 15, 1992. The offering for 20,000 units was effective September 17, 1992. The offering period for subscriptions terminated September 1, 1994 with a total of 11,453.61 units having been subscribed at $1,000 per unit. In addition, the general partners had previously made contributions of $1,000.

LIQUIDITY AND CAPITAL RESOURCES

On April 5, 1996, the Partnership entered into a joint venture with two affiliated entities for the purpose of acquiring a property which will be operated as a Just For Feet retail store. The Partnership's interest in the joint venture is 18.25% and the Partnership's share of the acquisition costs for the property will approximate $602,950 plus $23,231 in acquisition fees paid to affiliates. This property is under construction with an estimated completion date of September 1996. This is the final property to be acquired by the Partnership from the funds raised through the offering. The resulting use of Partnership funds will result in an increase in the Partnership's rental income and a decrease in interest income once the property has been acquired.

The Partnership had determined that, beginning on December 1, 1993, it inadvertantly failed to update its then outstanding prospectus with current information as required by Section 10(a)(3) of the Securities Act of 1933 as amended (the "33 Act") and by the standard undertakings made by the Partnership in its amended registration statement filed pursuant to the 33 Act. However, the Partnership did publicly disclose such information in its Form 8-K and 10-Q filings with the Securities and Exchange Commission.

As a result of the above information, the Partnership has been advised that it has a contingent liability to investors for recission rights or damages which, at a maximum, would not exceed approximately $5.5 million. Management anticipates that recissions, if any, will not be material.

RESULTS OF OPERATIONS

For the three months ended March 31, 1996, revenues totaled $256,463 which included $247,228 from real estate operations and $9,235 of interest income. Revenues for the first quarter increased $6,807 from those of the first quarter of 1995 which was attributable to a $12,765 increase in rental income offset by a $5,958 decline in interest income. The Partnership owned seven properties for the entire first quarter of 1996 while six properties were owned for the entire first quarter of 1995 and the seventh property was acquired during the first quarter of 1995. Expenses increased in the first quarter of 1996 to $80,050 compared to $68,521 for the first quarter of 1995 primarily from increased professional fees and administrative fees. The Partnership recorded $176,413 of net income for the first quarter of 1996.

For the three months ended March 31, 1995, revenues totaled $249, 656 which included $234,463 from real estate operations and $15,193 of interest income. Real estate income was earned from six properties which were owned at the beginning of 1995 and a seventh property which was acquired in January 1995. This represented a 130% increase over the first quarter of 1994 when the Partnership owned two properties. The Partnership's net income also increased from $68,306 to $181,135 for the same reasons.


             PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

NONE


Item 5.  Other Information

NONE


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

Form 8-K was filed on April 18, 1996 to report the acquisition of a property through a joint venture with two affiliates which will be operated as a Just For Feet retail store upon completion of construction of the property.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AAA Net Realty Fund X, Ltd.
                                                   (Registrant)




May 15, 1996                                H. Kerr Taylor
Date                                        H. Kerr Taylor, President of
                                            General Partner




May 15, 1996                                H. Kerr Taylor
Date                                        H. Kerr Taylor, Chief Financial
                                            Officer of General Partner