Form 10-Q
period 1996-06-30
AAA NET REALTY FUND X LTD
filed 1996-08-14
CIK 887204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q



    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      X       Yes               No

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
H (1) (a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           AAA NET REALTY FUND X, LTD.
                            (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                                         JUNE 30,            DECEMBER 31,
                                                           1996                    1995
                                                        (Unaudited)

ASSETS

CASH & CASH EQUIVALENTS                               $   803,874          $      824,805

ACCOUNTS RECEIVABLE                                         2,915                  14,780

PROPERTY:
   Escrow deposit                                          18,250                       0
   Land                                                 2,566,250               2,566,250
   Building                                             5,370,984               5,370,984
                                                        7,955,484               7,937,234
   Accumulated depreciation                              (328,939)               (255,950)

  TOTAL PROPERTY                                        7,626,545               7,681,284

NET INVESTMENT IN DIRECT FINANCING LEASE                  613,898                 615,410

INVESTMENT IN JOINT VENTURE                               720,018                 724,549

OTHER ASSETS:
   Acquisition costs                                       23,974                  23,231
   Organization costs, net of accumulated
     amortization of $182,245 and $152,245
     respectively                                         117,755                 147,755
   Accrued rental income                                   53,168                  37,230

   TOTAL OTHER ASSETS                                     194,897                 208,216


TOTAL ASSETS                                            9,962,147              10,069,044


LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable                                         5,647                   8,445
   Security deposits                                       12,000                  12,000

   TOTAL LIABILITIES                                       17,647                  20,445

PARTNERSHIP EQUITY:
   General partners                                         9,091                   7,333
   Limited partners                                     9,935,409              10,041,266

   TOTAL PARTNERSHIP EQUITY                             9,944,500              10,048,599


TOTAL LIABILITIES & PARTNERSHIP EQUITY                $ 9,962,147          $   10,069,044


See Notes to Financial Statements.


                               AAA NET REALTY FUND X, LTD.
                                 (A LIMITED PARTNERSHIP)

                                 STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                       (Unaudited)


                                                Quarter                          Year to Date
                                          1996            1995              1996            1995

REVENUES

Rental income from operating
   leases                           $  215,504      $  215,467        $  431,008      $  419,164
Earned income from direct
   financing lease                      14,721          14,796            29,460          29,608
Interest income                          8,563          11,859            17,798          27,052
Equity income from investment
   in joint venture                     16,986          15,953            33,971          31,907

TOTAL REVENUES                         255,774         258,075           512,237         507,731


EXPENSES

Accounting                               2,562           5,263             9,336           9,180
Administrative expenses                 16,179          13,214            32,358          24,419
Amortization                            15,000          15,000            30,000          30,000
Bank charges                                25              37                50              37
Depreciation                            36,495          35,714            72,989          70,743
Filing fees                                  0               0               265             265
Legal & professional fees                5,028           8,627            10,109          10,696
Printing                                     0           1,048               140           1,949
Other                                    1,053              59             1,145             194

TOTAL EXPENSES                          76,342          78,962           156,392         147,483


NET INCOME                          $  179,432      $  179,113        $  355,845      $  360,248


ALLOCATION OF NET INCOME

General partners                    $    1,794      $    1,791        $    3,558      $    3,602
Limited partners                       177,638         177,322           352,287         356,646

                                    $  179,432      $  179,113        $  355,845      $  360,248


NET INCOME PER UNIT                 $    15.67      $    15.64        $    31.07      $    31.45

UNITS OUTSTANDING                       11,454          11,454            11,454          11,454



See Notes to Financial Statements.




                                 AAA NET REALTY FUND X, LTD.
                                   (A LIMITED PARTNERSHIP)

                             STATEMENT OF PARTNERSHIP EQUITY
                         FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                       (Unaudited)

                                                 GENERAL               LIMITED
                                                PARTNERS              PARTNERS                 TOTAL


PARTNERSHIP EQUITY AT DECEMBER 31, 1995      $      7,333          $ 10,041,266          $   10,048,599

NET INCOME                                          1,764               174,649                 176,413

DISTRIBUTIONS                                      (1,200)             (229,072)               (230,272)


PARTNERSHIP EQUITY AT MARCH 31, 1996         $      7,897          $  9,986,843          $    9,994,740

NET INCOME                                          1,794               177,638                 179,432

DISTRIBUTIONS                                        (600)             (229,072)               (229,672)


PARTNERSHIP EQUITY AT JUNE 30, 1996          $      9,091          $  9,935,409          $    9,944,500



See Notes to Financial Statements.



                              AAA NET REALTY FUND X, LTD.
                                (A LIMITED PARTNERSHIP)

                               STATEMENTS OF CASH FLOWS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                      (Unaudited)

                                                     Quarter                         Year to Date
                                               1996            1995             1996               1995


CASH FLOWS FROM OPERATING
 ACTIVITIES

Net income                                      $   179,432     $   179,113      $   355,845     $      360,248

Adjustments to reconcile net income
  to net cash from operating activities:

  Depreciation                                       36,495          35,714           72,989             70,743
  Amortization                                       15,000          15,000           30,000             30,000
  (Increase) decrease in accounts receivable         25,958             (61)          11,865              1,546
  Increase (decrease) in accounts payable           (13,812)            186           (2,798)            (2,984)
  Increase in security deposits                           0               0                0             12,000
  (Increase) decrease in escrow deposits            (18,250)              0          (18,250)            50,000
  Cash received from direct financing lease
    in excess of income recognized                      765             690            1,512              1,364
  Investment in joint venture:
    Equity income                                   (16,986)        (15,953)         (33,971)           (31,907)
    Distributions received                           16,986          15,953           33,971             31,907
  Increase in accrued rental income                  (7,969)         (7,933)         (15,938)           (10,688)

NET CASH FLOWS FROM OPERATING
 ACTIVITIES                                         217,619         222,709          435,225            512,229

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of real estate:
   Accounted for under the equity method                  0               0                0         (1,477,390)
 Investment in joint venture                              0         (14,250)               0            (14,250)
 (Increase) decrease in acquisition costs              (690)              0             (743)            60,864
 Joint venture distributions in excess
   of income                                          2,264           3,299            4,531              6,598

NET CASH FLOWS FROM INVESTING
 ACTIVITIES                                           1,574         (10,951)           3,788         (1,424,178)

CASH FLOWS FROM FINANCING ACTIVITIES

 Distributions                                     (229,672)       (221,383)        (459,944)          (428,448)

NET CASH FLOWS FROM FINANCING
 ACTIVITIES                                        (229,672)       (221,383)        (459,944)          (428,448)

NET  DECREASE IN CASH
 AND CASH EQUIVALENTS                               (10,479)         (9,625)         (20,931)        (1,340,397)

CASH and CASH EQUIVALENTS at beginning
 of period                                          814,353         829,792          824,805          2,160,564

CASH and CASH EQUIVALENTS at end of
 period                                         $   803,874     $   820,167      $   803,874     $      820,167




See Notes to Financial Statements.


                                    AAA NET REALTY FUND X, LTD
                                     ( A LIMITED PARTNERSHIP)

                                  NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                           (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 1996 and 1995.

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

3.  RELATED PARTY TRANSACTIONS

The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $16,179 and $32,358 were incurred and paid to AAA for the three and six months ended June 30, 1996, respectively, and $13,214 and $24,419 were paid for the three and six months ended June 30, 1995, respectively.

On April 5, 1996, the Partnership entered into a joint venture with American Asset Advisers Trust, Inc. and AAA Net Realty Fund XI, Ltd., affiliates of the Partnership. The Partnership's interest in the joint venture is 18.25%.

4.  MAJOR LESSEES

The following schedule summarizes total rental income by lessee for the three and six months ended June 30, 1996 and June 30, 1995 under both operating and direct financing leases:

                                          Quarter               Year to Date
                                      1996        1995        1996       1995

 Golden Corral Corporation           $43,241     $43,241     $86,482    $86,482
 TGI Friday's, Inc.                  $45,126     $45,125     $90,252    $90,250
 Goodyear Tire & Rubber Company      $13,227     $13,227     $26,454    $26,454
 Tandy Corporation                   $64,155     $64,155    $128,310   $128,310
 America's Favorite Chicken Company  $24,346     $23,277     $48,710    $46,570
 One Care Health Industries, Inc.    $40,130     $41,238     $80,260    $70,706

5. CONTINGENCY

The Partnership had determined that, beginning on December 1, 1993, it inadvertently failed to update its then outstanding prospectus with current information as required by Section 10(a)(3) of the Securities Act of 1933 as amended (the "33 Act") and by the standard undertakings made by the Partnership in its amended registration statement filed pursuant to the 33 Act. However, the Partnership did publicly disclose such information in its Form 8-K and 10-Q filings with the Securities and Exchange Commission.

As a result of the above information, the Partnership has been advised that it has a contingent liability to investors for recession rights or damages which, at a maximum, would not exceed approximately $5.5 million.
Management anticipates that recissions, if any, will not be material.


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

LIQUIDITY AND CAPITAL RESOURCES

On April 5, 1996, the Partnership entered into a joint venture with two affiliated entities for the purpose of acquiring a property which will be operated as a Just For Feet retail store. The Partnership's interest in the joint venture is 18.25% and the Partnership's share of the acquisition costs for the property will approximate $642,296 plus $23,231 in acquisition fees paid to affiliates. This property is under construction with an estimated completion date of September 1996. This is the final property to be acquired by the Partnership from the funds raised through the offering. The resulting use of Partnership funds will result in an increase in the Partnership's rental income and a decrease in interest income once the property has been acquired.

The Partnership had determined that, beginning on December 1, 1993, it inadvertently failed to update its then outstanding prospectus with current information as required by Section 10(a)(3) of the Securities Act of 1933 as amended (the "33 Act") and by the standard undertakings made by the Partnership in its amended registration statement filed pursuant to the 33 Act. However, the Partnership did publicly disclose such information in its Form 8-K and 10-Q filings with the Securities and Exchange Commission.

As a result of the above information, the Partnership has been advised that it has a contingent liability to investors for recession rights or damages which, at a maximum, would not exceed approximately $5.5 million. Management anticipates that recissions, if any, will not be material.

RESULTS OF OPERATIONS

For the three months ended June 30, 1996, revenues totaled $255,774 which included $247,211 from real estate operations and $8,563 of interest income. Revenues for the second quarter decreased $2,301 from those of the second quarter of 1995 primarily from decreased interest income as a result of the decline in interest rates over those of the second quarter of 1995. Expenses decreased in the second quarter of 1996 to $76,342 compared to $78,962 for the second quarter of 1995 primarily from decreased professional fees and accounting fees, partially offset by increased administrative fees. The Partnership recorded $179,432 of net income for the second quarter of 1996.

For the six months ended June 30, 1996, revenues totaled $512,237 which included $494,439 from real estate operations and $17,798 of interest income. Revenues for the first six months of 1996 increased $4,506 from those of the first six months of 1995 which was attributable to a $13,760 increase in rental income offset by a $9,254 decline in interest income.
The Partnership owned seven properties for the entire first six months of 1996 while six properties were owned for the entire first six months of 1995 and the seventh property was acquired during the first quarter of 1995. Expenses increased in the first six months of 1996 to $156,392 compared to $147,483 for the first six months of 1995 primarily from increased administrative fees. The Partnership recorded $355,845 of net income for the first six months of 1996.

For the three months ended June 30, 1995, revenues totaled $258,075 which included $246,216 from real estate operations and $11,859 of interest income. Revenues for the second quarter of 1995 increased $117,909 from those of the second quarter of 1994 primarily from an increase in real estate income. Real estate income was earned from seven properties which were owned during the second quarter of 1995 compared to the second quarter of 1994 when the Partnership owned three properties. The Partnership's net income also increased from $98,793 to $179,113 for the same reason.

For the six months ended June 30, 1995, revenues totaled $507,731 which included $480,679 from real estate operations and $27,052 of interest income. Revenues for the first six months of 1995 increased $259,164 from those of the first six months of 1994 primarily from an increase in real estate income. Real estate income was earned from six properties which were owned at the beginning of 1995 and a seventh property which was acquired in January 1995 compared to the six months of 1994 when the Partnership owned three properties. The Partnership's net income also increased from $167,099 to $360,248 for the same reason.


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

         Exhibit 27 - Financial Data Schedule



                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 AAA Net Realty Fund X, Ltd.
                                 (Registrant)




August 14, 1996                  H. Kerr Taylor
Date                             H. Kerr Taylor, President of General Partner




August 14, 1996                  H. Kerr Taylor
Date                             H. Kerr Taylor, Chief Financial Officer of
                                    General Partner