Form 10-Q
period 1996-09-30
AAA NET REALTY FUND X LTD
filed 1996-11-14
CIK 887204

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


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

                                      BALANCE SHEETS
                         SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                  SEPTEMBER 30,            DECEMBER 31,
                                                       1996                    1995
                                                   (Unaudited)
ASSETS

CASH & CASH EQUIVALENTS                        $        193,632          $      824,805

ACCOUNTS RECEIVABLE                                         300                  14,780

PROPERTY:
   Land                                               2,566,250               2,566,250
   Building                                           5,370,984               5,370,984
                                                      7,937,234               7,937,234
   Accumulated depreciation                            (364,299)               (255,950)

  TOTAL PROPERTY                                      7,572,935               7,681,284

NET INVESTMENT IN DIRECT FINANCING LEASE                613,113                 615,410

INVESTMENT IN JOINT VENTURES                          1,381,140                 724,549

OTHER ASSETS:
   Acquisition costs                                          0                  23,231
   Organization costs, net of accumulated
     amortization of $197,245 and $152,245
     respectively                                       102,755                 147,755
   Accrued rental income                                 61,137                  37,230

   TOTAL OTHER ASSETS                                   163,892                 208,216

TOTAL ASSETS                                          9,925,012              10,069,044

LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable                                       8,800                   8,445
   Security deposits                                     12,000                  12,000

   TOTAL LIABILITIES                                     20,800                  20,445

PARTNERSHIP EQUITY:
   General partners                                      10,088                   7,333
   Limited partners                                   9,894,124              10,041,266

   TOTAL PARTNERSHIP EQUITY                           9,904,212              10,048,599

TOTAL LIABILITIES & PARTNERSHIP EQUITY         $      9,925,012          $   10,069,044



See Notes to Financial Statements.
                                         2

                             AAA NET REALTY FUND X, LTD.
                               (A LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                      (Unaudited)


                                           Quarter                        Year to Date
                                      1996          1995              1996          1995

REVENUES

Rental income from operating
   leases                       $  216,662    $  210,305        $  647,670    $  629,469
Earned income from direct
   financing lease                  14,701        19,700            44,161        49,308
Interest income                      6,972        10,086            24,770        37,138
Equity income from investment
   in joint venture                 20,826        15,952            54,797        47,859

TOTAL REVENUES                     259,161       256,043           771,398       763,774

EXPENSES

Accounting                             450         2,006             9,786        11,186
Administrative expenses             16,179        22,951            48,537        47,370
Amortization                        15,000        15,000            45,000        45,000
Depreciation                        35,360        36,116           108,349       106,859
Legal & professional fees            2,339         4,597            12,448        15,293
Other                                  149            99             1,749         2,544

TOTAL EXPENSES                      69,477        80,769           225,869       228,252


NET INCOME                      $  189,684    $  175,274        $  545,529    $  535,522


ALLOCATION OF NET INCOME

General partners                $    1,897    $    1,753        $    5,455    $    5,355
Limited partners                   187,787       173,521           540,074       530,167

                                $  189,684    $  175,274        $  545,529    $  535,522


NET INCOME PER UNIT             $    16.56    $    15.30        $    47.63    $    46.75


UNITS OUTSTANDING                   11,454        11,454            11,454        11,454




See Notes to Financial Statements.

                                        3

                             AAA NET REALTY FUND X, LTD.
                               (A LIMITED PARTNERSHIP)

                          STATEMENT OF PARTNERSHIP EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)


                                                 GENERAL           LIMITED
                                                PARTNERS          PARTNERS            TOTAL


PARTNERSHIP EQUITY AT DECEMBER 31, 1995      $      7,333      $ 10,041,266      $  10,048,599

NET INCOME                                          1,764           174,649            176,413

DISTRIBUTIONS                                      (1,200)         (229,072)          (230,272)


PARTNERSHIP EQUITY AT MARCH 31, 1996                7,897         9,986,843          9,994,740

NET INCOME                                          1,794           177,638            179,432

DISTRIBUTIONS                                        (600)         (229,072)          (229,672)


PARTNERSHIP EQUITY AT JUNE 30, 1996                 9,091         9,935,409          9,944,500

NET INCOME                                          1,897           187,787            189,684

DISTRIBUTIONS                                        (900)         (229,072)          (229,972)


PARTNERSHIP EQUITY AT SEPTEMBER 30, 1996     $     10,088      $  9,894,124      $   9,904,212



See Notes to Financial Statements.


                                        4

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                    (Unaudited)

                                                                Quarter                        Year to Date
                                                          1996           1995             1996              1995


CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net income                                        $  189,684     $  175,274       $  545,529     $     535,522

  Adjustments to reconcile net income
    to net cash from operating activities:

    Depreciation                                        35,360         36,116          108,349           106,859
    Amortization                                        15,000         15,000           45,000            45,000
    Decrease in accounts receivable                      2,615            214           14,480             1,760
    Increase in accounts payable                         3,153          7,158              355             4,174
    Increase in security deposits                            0              0                0            12,000
    Decrease in escrow deposits                         18,250              0                0            50,000
    Cash received from direct financing lease
      in excess of income recognized                       785            948            2,297             2,312
    Investment in joint venture:
      Equity income                                    (20,826)       (15,952)         (54,797)          (47,859)
      Distributions received                            20,826         15,952           54,797            47,859
    Increase in accrued rental income                   (7,969)        (7,933)         (23,907)          (18,621)

NET CASH FLOWS FROM OPERATING
  ACTIVITIES                                           256,878        226,777          692,103           739,006

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of real estate:
     Accounted for under the equity method                   0              0                0        (1,477,390)
   Investment in joint venture                        (662,252)             0         (662,252)          (14,250)
   (Increase) decrease in acquisition costs             23,974           (944)          23,231            59,920
   Joint venture distributions in excess of income       1,130          3,299            5,661             9,897

NET CASH FLOWS FROM INVESTING
  ACTIVITIES                                          (637,148)         2,355         (633,360)       (1,421,823)

CASH FLOWS FROM FINANCING ACTIVITIES

   Distributions                                      (229,972)      (225,045)        (689,916)         (653,493)

NET CASH FLOWS FROM FINANCING
  ACTIVITIES                                          (229,972)      (225,045)        (689,916)         (653,493)

NET  INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                (610,242)         4,087         (631,173)       (1,336,310)

CASH and CASH EQUIVALENTS at beginning
  of period                                            803,874        820,167          824,805         2,160,564

CASH and CASH EQUIVALENTS at end of
  period                                            $  193,632     $  824,254       $  193,632     $     824,254




See Notes to Financial Statements.

                                          5

                        AAA NET REALTY FUND X, LTD
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,1996 AND 1995
                                (Unaudited)

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

       The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 1996 and 1995.

       The financial statements of AAA Net Realty Fund X, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

       Certain reclassifications have been made to the 1995 financial statements to conform with 1996 presentation.

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

3.     RELATED PARTY TRANSACTIONS

       The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $16,179 and $48,537 were incurred and paid to AAA for the three and nine months ended September 30, 1996, respectively, and $22,951 and $47,370 were paid for the three and nine months ended September 30, 1995, respectively.

       On April 5, 1996, the Partnership entered into a joint venture with American Asset Advisers Trust, Inc. and AAA Net Realty Fund XI, Ltd., affiliates, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The Partnership's interest in the joint venture is 18.25%. The property was purchased on September 11, 1996 after the construction was completed.

4.     MAJOR LESSEES

       The following schedule summarizes total rental income by lessee for the three and nine months ended September 30, 1996 and September 30, 1995 under both operating and direct financing leases:

                                             Quarter           Year to Date
                                         1996       1995      1996       1995

  Golden Corral Corporation            $43,241    $43,241   $129,723   $129,723
  TGI Friday's, Inc.                    45,125     45,125    135,377    135,375
  Goodyear Tire & Rubber Company        13,227     13,227     39,681     39,681
  Tandy Corporation                     64,155     64,155    192,465    192,465
  America's Favorite Chicken Company    25,485     23,019     74,195     69,589
  One Care Health Industries, Inc.      40,130     41,238    120,390    111,944

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

       As a result of the above information, the Partnership has been advised that it has a contingent liability to investors for recession rights or damages which, at a maximum, would not exceed approximately $5.5 million. Management anticipates that recessions, if any, will not be material.

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

LIQUIDITY AND CAPITAL RESOURCES

On April 5, 1996, the Partnership entered into a joint venture with two affiliated entities for the purpose of acquiring a property which is being operated as a Just For Feet retail store. The property was purchased on September 11, 1996 after the construction was completed. The Partnership's interest in the joint venture is 18.25% and the Partnership s share of the purchase price for the property was $638,838 plus $23,378 in acquisition fees paid to affiliates. This was the final property acquired by the Partnership from the funds raised through the offering. The resulting use of Partnership funds will result in an increase in the Partnership's rental income and a decrease in interest income.

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

As a result of the above information, the Partnership has been advised that it has a contingent liability to investors for recession rights or damages which, at a maximum, would not exceed approximately $5.5 million. Management anticipates that recessions, if any, will not be material.

RESULTS OF OPERATIONS

For the three months ended September 30, 1996, revenues totaled $259,161 which included $252,189 from real estate operations and $6,972 of interest income. Revenues for the third quarter increased $3,118 from those of the third quarter of 1995 which was attributable to a $6,232 increase in rental income offset by a $3,114 decline in interest income. Expenses decreased in the third quarter of 1996 to $69,477 compared to $80,769 for the third quarter of 1995 primarily from decreased administrative expenses, professional fees, and accounting fees. The Partnership recorded $189,684 of net income for the third quarter of 1996 compared to $175,274 for the third quarter of 1995.

For the nine months ended September 30, 1996, revenues totaled $771,398 which included $746,628 from real estate operations and $24,770 of interest income. Revenues for the first nine months of 1996 increased $7,624 from those of the first nine months of 1995 which was attributable to a $19,992 increase in rental income offset by a $12,368 decline in interest income. The Partnership owned seven properties for the entire first nine months of 1996 and the eighth property was acquired in September of 1996 while six properties were owned for the entire first nine months of 1995 and the seventh property was acquired during the first quarter of 1995. Expenses decreased in the first nine months of 1996 to $225,869 compared to $228,252 for the first nine months of 1995 primarily from decreased professional expenses resulting from legal fees that were incurred in 1995 on a property which was not acquired by the Partnership. The Partnership recorded $545,529 of net income for the first nine months of 1996 compared to $535,522 for the first nine months of 1995.

For the three months ended September 30, 1995, revenues totaled $256,043 which included $245,957 from real estate operations and $10,086 of interest income. Revenues for the third quarter of 1995 increased $68,506 from those of the third quarter of 1994 primarily from an increase in real estate income. Real estate income was earned from seven properties which were owned during the third quarter of 1995 compared to the third quarter of 1994 when the Partnership owned five properties. The Partnership's net income also increased from $137,584 to $175,274 for the same reason.

For the nine months ended September 30, 1995, revenues totaled $763,774 which included $726,636 from real estate operations and $37,138 of interest income. Revenues for the first nine months of 1995 increased $327,670 from those of the first nine months of 1994 primarily from an increase in real estate income. Real estate income was earned from six properties which were owned at the beginning of 1995 and a seventh property which was acquired in January 1995 compared to the nine months of 1994 when the Partnership owned five properties. The Partnership's net income also increased from $304,683 to $535,522 for the same reason.

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






                                 AAA Net Realty Fund X, Ltd
                                 (Registrant)




November 14, 1996                H. Kerr Taylor
Date                             H. Kerr Taylor, President of
                                 General Partner





November 14, 1996                H. Kerr Taylor
Date                             H. Kerr Taylor, Chief
                                 Financial Officer
                                 of General Partner