Form 10-K
period 1996-12-31
AAA NET REALTY FUND X LTD
filed 1997-03-27
CIK 887204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

          For the fiscal year ended December 31, 1996
                               or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 (No Fee Required)

                        Commission File No. 0-25436

                         AAA NET REALTY FUND X, LTD.
            (Exact name of registrant as specified in its charter)

   Nebraska                                          76-0381949
(State or other jurisdiction of          (I.R.S. Employer or Identification No.)
Incorporation or organization)

8 Greenway Plaza, Suite 824
Houston, Texas                                            77046
(Address of Principle Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code (713) 850-1400

  Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                 Units of Limited Partnership Interest
                        (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X

              DOCUMENTS INCORPORATED BY REFERENCE

The Prospectus of Registrant dated September 17, 1992 (included in Registration Statement No. 33-47638 of Registrant) and as supplemented October 8, 1992, October 29, 1992, November 5, 1992,
January 28, 1993, June 15, 1993, September 15, 1993 and February
15, 1994 is incorporated by reference into Part III.


                             PART I
Item 1. Business

AAA Net Realty Fund X, Ltd. (the "Registrant" or the "Partnership") is engaged in the business of acquiring, operating and holding real properties for investment. The Partnership was organized to acquire existing real estate income-producing properties as well as land upon which such income-producing properties are to be constructed ("the Properties"), and to be leased to corporations. The properties will not be leased to franchisees of such corporations (unless a tenant corporation was to fail and in such event a release may involve a franchisee lessee). American Asset Advisers Management Corporation X (a Nebraska corporation) is the Managing General Partner and H. Kerr Taylor is the Individual General Partner.

Commencing September 17, 1992, the Registrant offered through Securities America, Inc. up to 20,000 Units of limited partnership interest (the "Units") at $1,000 per Unit with a minimum purchase of 5 Units ($5,000) or 2 Units ($2,000) for an Individual Retirement Account. At the termination of the offering on September 1, 1994 subscriptions had been received for 11,453.61 Units ($11,453,610). Limited partners are not required to make any additional capital contributions.

The Units were registered under the Securities Act of 1933 on Registration Statement No. 33-47638 (the "Registration Statement").

The Partnership acquired two properties in 1993, four properties in 1994, one property in 1995 and one property in 1996. Six of the properties were purchased directly and two through joint ventures at a total price of $9,951,519 including acquisition fees and certain acquisition expenses. Generally, the Partnership leases properties on a "net lease" basis to corporations having a net worth at the time of acquisition in excess of $40,000,000.

All of the Partnership's business is generated from real estate operations; therefore, presentation of industry segment information is not applicable. During 1996, 76% of the Partnership's rental income was received from four properties, each of which individually contributed more than 15% of the total. During 1995, 77% of the Partnership's rental income was received from four properties, each of which individually contributed more than 15% of the total. During 1994, 82.5% of the Partnership's rental income was received from three properties each of which individually contributed more than 15% of the total. A breakdown of rental income by tenant is included in Note 7 to the financial statements.


A further description of the Partnership's business is included in Management's Discussion and Analysis of Financial Condition and
Results of Operations included as Item 7 of this Form 10-K.

The Objectives of the Partnership are:

(1) to preserve and protect the limited partners' original capital contributions by the free and clear "all cash" acquisition of income-producing improved real estate properties;

(2) to produce long-term gains through appreciation of the Partnership's properties;

(3)  to provide the limited partners with quarterly cash distributions;

(4) to realize certain limited tax benefits, principally through depreciation deductions so that taxable income of the partnership will be offset to some extent by deductible items, with the result that investors may receive distributions generated from the Partnership's operation with a reduced income tax liability associated with the distribution of income.

There can be no assurance that such objectives can be attained. It is not an objective of the Partnership to shelter taxable income of investors that is derived from sources other than the Partnership.

Properties

As of December 31, 1996, the Partnership owned eight properties all in fee simple. Four of these properties are located in Texas and one each in Arizona, Georgia, Minnesota and Missouri.

Although the specific terms of each lease vary, a summary of the terms of the leases are as follows:

The primary term of the leases ranges from ten to twenty years. Four of the leases also provide for two to four five-year renewal options. The leases are all "triple-net" leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $51,756 to $246,750. All of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

During 1996, four of the Partnership's leases each contributed more than 15% of the Partnership's total rental income. Summarized as follows are the significant items pertaining to each of these leases:

                             Golden Corral    TGI Friday's        Tandy       One Care Health
                              Corporation        Inc.          Corporation    Industries, Inc.

Lease Term                       15 Years        10 Years         15 Years        10 Years
Expiration Date of
 Primary Term                   March 2008     January 2003     August 2009     January 2005
Renewal Options                     N/A             N/A              N/A        2 terms of 5
                                                                                 years each
Square Footage of
 Improvements                    11,414            8,500           15,000           14,760
Base Annual Rental            $ 172,965        $ 180,500        $ 246,750        $ 144,240

All of the Partnership's leases specify a minimum amount of insurance coverage required to be carried by each tenant.
Management of the Partnership believes that the insurance policies required to be carried by the tenants will adequately cover the replacement cost of the properties and any personal liability losses which the tenants may sustain.

Property Management

Each property is managed by American Asset Advisers Realty Corporation ("AAA"), an affiliate of the Managing General Partner. Such management includes providing leasing services in connection with identifying and qualifying prospective tenants, assisting in the negotiation of the leases, providing quarterly financial statements, receiving and depositing monthly lease payments, periodic verification of tenants' payments of real estate taxes and insurance coverage, and periodic inspection of properties and tenants' sales records where applicable. The Managing General Partner or such affiliates are reimbursed for administrative services at cost. The tenants are responsible, at their expense, for day-to day on-site management and maintenance of the properties.

Financing - Borrowing Policies - No Leverage

The General Partners expect that the Partnership will incur no indebtedness in connection with the operation of the properties. However, in the exercise of their fiduciary duties, the General Partners may elect to borrow funds on behalf of the Partnership, but only if necessary in their judgment to avoid what would otherwise be substantial adverse consequences to the Partnership. All properties will be acquired on a debt-free basis.

The Partnership will not issue any senior securities nor will it invest net proceeds of this offering in junior mortgages, junior deeds of trust or similar obligations.

Sale of Properties

The General Partners expect that most of the properties will be sold eight to twelve years after acquisition. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of performance of the property and market conditions and will depend, in part, on the economic benefits of continued ownership. In deciding whether to sell properties, the General Partners will consider factors such as potential capital appreciation, cash flow and federal income tax consequences. The General Partners or their affiliates anticipate performing various substantial real estate brokerage functions in connection with the sale of properties by the Partnership. The Partnership will not purchase or lease any property from, or sell or lease any property to, the General Partners or their affiliates.

Until September 1997, any net proceeds of sale of any property may, at the election of the General Partners based upon their then current evaluation of the real estate market conditions, either be distributed to the partners or be reinvested in other properties. Any properties in which net proceeds of the sale are reinvested will be subject to the same acquisition guidelines as properties initially acquired by the Partnership. Except under the limited circumstances described in the preceding sentence, the net proceeds of sale of properties will be distributed to the partners. In addition, the Partnership will not reinvest any net proceeds of sale unless sufficient proceeds are distributed to the limited partners to pay any state or federal income taxes generated from the sale (assuming the limited partners are taxable at a combined federal and state marginal rate after such transactions of not more than 38%).

In connection with the sale of a property owned by the Partnership, purchase money obligations secured by mortgages may be taken as partial payment. The terms of payment to the Partnership will be affected by custom in the area in which the property being sold is located and the then prevailing economic conditions. To the extent the Partnership receives notes and property other than cash on sales, such proceeds will not be included in net proceeds of sale until and to the extent the notes or other property are actually collected, sold, refinanced or otherwise liquidated. Therefore, the distribution to the partners of the proceeds of a sale may be delayed until the note or other property is collected at maturity, sold, refinanced or otherwise converted to cash. The Partnership may receive payments (cash and other property) in the year of sale in an amount less than the full sales price and subsequent payments may be spread over several years. The entire balance of the principal may be a balloon payment due at maturity. For federal income tax purposes, unless the Partnership elects otherwise it will report the gain on such sale ratably as principal payments are received under the installment method of accounting.

Competitive Conditions

The properties owned by the Partnership are leased to fast-food and family-style restaurants, retail businesses and a medical facility. These businesses face competition from similar establishments within the surrounding areas.

At the time a property is sold or otherwise disposed of, the Partnership will be in competition with others who are also seeking buyers for their properties.

Employees

The overall management decisions of the Partnership are made by the Managing General Partner, American Asset Advisers Management
Corporation X, which delegates certain day to day functions to the officers of AAA, consultants and employees of AAA. The Partnership itself has no employees.

Item 2. Properties

As of March 25, 1997, the Partnership owned eight properties in fee simple, six directly and two through joint ventures with affiliated entities. The properties are located in Texas, Arizona, Georgia, Minnesota and Missouri. They are operated as retail stores, as restaurants and as a medical facility.

Land - The Partnership's Property sites range from approximately 34,000 to 125,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in high traffic corridors and have been reviewed for traffic and demographic pattern and history.

Buildings - The buildings are all single tenant and are generally rectangular. They are positioned for good exposure to traffic flows and are constructed from various combinations of stucco, steel, wood, brick and tile. Buildings range from approximately 2,300 to 15,000 square feet. Buildings are suitable for possible conversion to other uses, although modifications may be required prior to use for other operations. There are no plans for renovation or improvements.

Leases - Tenants are companies whose net worth exceeds a minimum of $40,000,000. Tenants are diversified by business type and are represented by the following types of business: automotive, consumer electronics, consumer entertainment, consumer retail, full service restaurants, fast food restaurants and medical facilities.

Geographic Location - The properties are located within major metropolitan areas (S.M.S.A.) with populations that exceed 250,000.

A total of $9,951,519 has been invested in properties as of December 31, 1996, for the Partnership. This includes land, building and acquisition costs. A further description of the Partnership properties, including acquisition fees and certain acquisition expenses, is included in Item 1 and in Schedule III-Real Estate Owned and Accumulated Depreciation of this Form 10-K.

Item 3. Legal Proceedings

The Partnership does not have any material legal proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                             PART II

Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters

As of March 25, 1997, 728 limited partners had subscribed for 11,453.61 Units. No established public trading market currently exists for the Units.

For the years ended December 31, 1996, 1995 and 1994 the Partnership paid cash distributions to the Limited Partners (LPs) in the amount of $916,861, $879,065 and $515,254, respectively. The General Partners (GPs) received distributions of $3,600, $4,100 and $2,650, respectively. The distributions were paid entirely from the operating profits of the Partnership.

 A summary of the distributions by quarter is as follows:

     Quarter                 1996                      1995
      Ended             GPs         LPs           GPs         LPs

    March 31          $ 900    $ 229,072         $   900    $ 206,165
    June 30           $ 900    $ 229,072         $   900    $ 220,483
    September 30      $ 900    $ 229,072         $ 1,700    $ 223,345
    December 31       $ 900    $ 229,645         $   600    $ 229,072

The Partnership intends to continue the payment of quarterly distributions. There are currently no material legal restrictions that would limit the Partnership's ability to pay distributions.

Item 6. Selected Financial Data

                              1996         1995          1994          1993        1992 (1)
Year Ending December 31:
Operating revenue         $1,011,429   $   983,408  $   531,694   $  142,168    $        0
Net income (loss)         $  737,212   $   731,773  $   472,659   $  109,365    $      (56)
Net income per Unit       $    64.36   $     63.89  $     47.55   $    30.52           N/A (2)
Cash distributions per
 Limited Partnership Unit $    80.05   $     76.75  $     51.83   $    32.38           N/A
Total assets              $9,878,759   $10,069,044  $10,206,842   $5,836,705    $      944
Long term obligations     $        0   $         0  $         0   $        0    $        0

<F1>
(1) Represents the period of September 17, 1992 (inception) to
    December 31, 1992.
<F2>
(2) The net loss for 1992 all pertains to the General Partner.

Item 7. Management's Discussion and Analysis of the Partnerships
        Financial Condition and Results of Operations.

The Partnership was organized on April 15, 1992, to acquire, on a debt-free basis, existing and newly constructed commercial properties located in the continental United States and particularly in the Southwest, to lease these properties to tenants under generally "triple net" leases, to hold the properties with the expectation of equity appreciation and eventually to resell the properties.

The Partnership's overall investment objectives are to acquire properties that offer investors the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale.

LIQUIDITY AND CAPITAL RESOURCES

On September 17, 1992, the Partnership commenced an offering to the public of up to $20,000,000 (20,000 Units) of limited partnership units. The proceeds of the offering, rental income from the Partnership's properties and interest income are the Partnership's source of capital. The Partnership closed its offering on September 1, 1994 having raised $11,453,610. Limited partners are not required to make any additional capital contributions.

The Partnership's investment strategy of acquiring properties for all cash and leasing them under net leases to corporations minimizes the Partnership's operating expenses. The General
Partners believe that net rental income from the leases will generate cash flow in excess of Partnership operating expenses.
Since the leases generally have initial or remaining terms of 10 to 20 years and provide for specified rental increases in excess of the initial base rent, it is anticipated that Partnership income will increase over time. In addition, because of low operating expenses and ongoing cash flow, the General Partners do not believe that large working capital reserves are necessary at this time. Because all leases of the Partnership's properties are on a net-lease basis, it is not anticipated that a large reserve for maintenance and repairs will be necessary. The Partnership intends to distribute a significant portion of its cash available for distribution unless it becomes necessary to maintain additional reserves.

As of December 31, 1996, the Partnership had acquired eight properties and had invested $9,951,519, including certain acquisition expenses related to the Partnership's investment in these properties. These expenditures resulted in a corresponding decrease in the Partnership's liquidity.

The Partnership has determined that, beginning on December 1, 1993 it inadvertently failed to update its then outstanding prospectus with current information as required by Section 10 (a) (3) of the Securities Act of 1933 as amended (the "33 Act") and by the standard undertakings made by the Partnership in its amended registration statement filed pursuant to the '33 Act. However, the Partnership did publicly disclose such information in its Form 8-K, 10-Q and 10-K filings with the Securities and Exchange Commission.

As a result of the above information, the Partnership has been advised that it has a contingent liability to investors for rescission rights or damages which, at a maximum, would not exceed approximately $5.5 million. This would result in a decrease in the Partnership's liquidity. Management anticipates that rescissions, if any, will not be material.

The Partnership made cash distributions from operations to the limited partners during each quarter of 1996 and 1995, distributing a total of $916,861 and $879,065 respectively to the limited partners.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.) may contribute to capital appreciation of the Partnership properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

RESULTS OF OPERATIONS

Years Ended December 31, 1996, and 1995:

The Partnership acquired its eighth property in September 1996 for $662,242. Rental income from this property contributed to an increase in income from the Partnership's real estate activities to $1,011,429 in 1996 from $983,408 in 1995. Four of the eight properties owned by the Partnership as of December 31, 1996 contributed 76% of the Partnership's total rental income for 1996 and each contributed over 15% of the rental income. Interest income declined from $46,545 to $25,482 as funds which had been held in short term investments were used to acquire real estate properties. The Partnership's operating expenses remained unchanged from 1995. Net income increased to $737,212 from $731,773.

Years Ended December 31, 1995, and 1994:

The Partnership acquired its seventh property in January 1995 for $1,477,838. Rental income from this property and from four properties which were acquired in 1994 contributed to an increase in income from the Partnership's real estate activities to $983,408 in 1995 from $531,694 in 1994. Four of the seven properties owned by the Partnership as of December 31, 1995 contributed 77% of the Partnership's total rental income for 1995 and each contributed over 15% of the rental income. Interest income declined from $135,104 to $46,545 as funds which had been held in short term investments were used to acquire real estate properties. The Partnership's increased activity also resulted in a $45,950 increase in operating expenses from 1994. Net income increased to $731,773 from $472,659.

In 1995, the Partnership placed $14,250 in escrow for an International House of Pancakes property (IHOP) subject to the achievement of certain conditions. The agreement to acquire the property was terminated in February 1996 because the environmental conditions were not met to the satisfaction of all the parties to the transaction. The escrow deposit will be refunded to the Partnership. Accordingly, these funds are reflected in the financial statements as an account receivable.

Item 8. Financial Statements and Supplementary Data.

The response to this item is submitted in Item 14(a) of this report and is incorporated herein by reference.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                           PART III

Item 10. Directors and Executive Officers of the Registrant.

The Registrant has no officers or directors. The Individual and Managing General Partners are as follows:

H. Kerr Taylor, age 46, is the Individual General Partner of the Partnership. Mr. Taylor has been an attorney since 1979, has earned an M.B.A. at Southern Methodist University, is a real estate broker and has over twenty years of experience as a specialist in acquiring and operating income-producing real properties. He has been involved in the development, analysis, marketing and management of private investment programs investing in properties since 1975. Mr. Taylor is the president, the sole director and sole shareholder of American Asset Advisers Realty Corporation ("AAA"), a real estate operating company he founded in 1988. Mr Taylor has served in this capacity since the company's formation.

Mr. Taylor is currently a general partner or principal of a general partner of eleven affiliated limited partnerships. Mr. Taylor is a member of the Texas Association of Realtors, Texas Bar Association and a former member of the American Bar Association. Mr. Taylor holds the Series 7, 22, 24, 39, and 63 securities licenses.

American Asset Advisers Management Corporation X is a Nebraska corporation which was organized for the sole purpose of acting as the Managing General Partner of the Partnership. The Managing General Partner has a nominal net worth. The two initial voting shareholders of American Asset Advisers Management Corporation X are Mr. Taylor and Realty Assets, Inc., a Nebraska corporation.
Mr. Taylor's ownership interest is 80% of the stock of the Managing General Partner; Realty Assets, Inc. owns the remaining 20%. Realty Assets, Inc. received its 20% interest as consideration for agreeing to assume the risks associated with advancing a portion of the organizational and offering costs relating to this offering.

The President and Treasurer of the Managing General Partner is Mr. Taylor who is also a Director. Stephen K. Wild, a resident of Omaha, Nebraska, has been named Vice President, Secretary and a Director of the Managing General Partner. Messrs. Taylor and Wild are the two Directors of the Managing General Partner.

Mr. Wild, age 47, is the Chairman and President of Securities America, Inc., a registered broker/ dealer, which was also the
dealer/manager of the Partnership during the offering period.   Mr.
Wild has served as the Chairman of the Board of Securities America, Inc. since 1984 and also as its President since February 1991. Mr. Wild has also been the Chairman and President of Financial Dynamics, Inc., the holding company for Securities America, Inc. and certain other financial service companies since September 1985. Realty Assets, Inc. which owns 20 percent of the common stock of the Managing General Partner, is an affiliate of the Dealer/Manager. Realty Assets, Inc. is controlled by Mr. Wild.

The affairs of the Partnership are conducted by AAA. In addition to Mr. Taylor as president, other officers of AAA include:

Joe Mayer, age 41, is the Chief Operating Officer of AAA. Mr. Mayer has over twenty years of experience in business, accounting, investments and real estate transactions. Mr. Mayer is a certified public accountant and worked for a national public accounting firm. Mr. Mayer received his B.B.A. degree in accounting from the University of Kentucky.

L. Larry Mangum, age 32, serves as Vice President of Finance of AAA. Mr. Mangum is responsible for the financial accounting and reporting relating to the AAA-sponsored partnerships and their properties. He has over 9 years of accounting experience, including four years with a public accounting firm. He previously worked for American General Corporation, a national insurance company, from 1991-1996 as part of a team responsible for supervising their reporting activities. Mr. Mangum received a B.B.A. degree in accounting from Stephen F. Austin State University and subsequently earned the CPA designation.

Other individuals who are specialists in their respective fields are periodically employed by AAA and are engaged on an as-needed basis to perform services on behalf of the Partnership or the Managing General Partner or both. These individuals are not employees of the Partnership or the Managing General Partner nor are they employees of other AAA-sponsored partnerships, although they do perform various services and activities for those partnerships.

These individuals are:

Phil P. Moss, age 66, is the Executive Vice President of AAA. Mr.
Moss has been involved as a real estate investor in owning, operating and managing shopping centers, office buildings, apartment projects, retail outlets and various other properties for over 26 years. Specifically in his capacity with AAA, Mr. Moss has been involved in leasing and property acquisitions for various companies since 1988. He received his B.B.A. degree from and did graduate work at the University of Texas. He is a retired Major in the United States Air Force.

Jane Costello, age 40, is a certified public accountant and is responsible for the tax accounting related to the AAA-sponsored partnerships and their properties. She has over 17 years experience as an accountant including over 4 years with a national public accounting firm and the last seven years with her own accounting practice. Ms. Costello received a B.B.A. degree in accounting from the University of Texas.

Based on a review of Forms 3 and 4 and amendments thereto furnished to Registrant pursuant to Rule 16A-3(e) under the Securities Exchange Act of 1934 (the "Exchange Act") during its most recent fiscal year and Form 5 and amendments thereto furnished to Registrant with respect to its most recent fiscal year and written representations received pursuant to Item 405(b)(2)(i) of Regulation S-K, none of the Individual or Managing General Partners of Registrant or beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 11. Executive Compensation

Other than as discussed in Item 13, neither the Individual General Partner nor any of the directors and officers of the Managing General Partner received any remuneration from the Registrant. The Individual General Partner and his affiliates received fees and reimbursements of expenses from the Partnership as discussed in
Note 9 to the accompanying financial statements.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

As of December 31, 1996, no person was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant.

Neither General Partner owns any Units nor does any director or officer of the Managing General Partner own any Units.

Item 13. Certain Relationships and Related Transactions

The Individual General Partner and the Managing General Partner received cash distributions from operations during, or with respect to, the fiscal year ended December 31, 1996, 1995 and 1994 of $3,600, $4,100 and $2,650, respectively. For a description of the share of cash distributions from operations, if any, and fees to which the General Partners are entitled, reference is made to the material contained in the Prospectus under the headings CASH DISTRIBUTIONS AND TAX ALLOCATIONS.

The Registrant has entered into arrangements with AAA pursuant to which AAA has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. AAA is reimbursed for its actual costs associated with performing the foregoing services but does not receive a property management fee. In connection with administrative services rendered to the Partnership, $65,883, $58,846 and $25,440 was incurred and paid to AAA in 1996, 1995 and 1994, respectively. See Note 9 of the accompanying financial statements.

Mr. Taylor, President of AAA, receives compensation from AAA for services performed for AAA, which may include services rendered in connection with the Registrant. However, the Managing General Partner believes that any compensation relating to services is not material.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) (1)    Financial Statements

           Independent Auditors' Report
           Balance Sheets December 31, 1996 and 1995
           Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994
           Statements of Partnership Equity for the Years Ended
           December 31, 1996, 1995 and 1994
           Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994
           Notes to Financial Statements for the Years Ended December 31, 1996, 1995 and 1994

    (2)    Financial Statement Schedules:  See (d) below

    (3)    Exhibits:  See (c) below

(b)        Reports on Form 8-K filed after September 30, 1996:

           None

(c)        Exhibits

           3        See Exhibit 4(a)

           4   (a)    Amended and Restated Certificate and Agreement of
                      Limited Partnership (included as Exhibit A to the prospectus of Registrant dated September 17, 1992 contained in Registration Statement No. 33-47638 of Registrant (the "Prospectus") and incorporated herein by reference).

            4   (b)   Subscription Agreement and Signature Page
                      (included as Exhibit D to the Prospectus and incorporated herein by reference).

         10 (a) (1)   Joint Venture Agreement between Registrant and
                      AAA Net Realty Fund IX, Ltd. dated March 15,
                      1993  (Incorporated by reference to the
                      exhibit filed with the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended
                      December 31, 1994)

         10 (a) (2)   Agreement of Purchase and Sale between
                      Golden Corral Corporation and AAA Realty
                      IX and X Joint  Venture dated March 11,
                      1993 (Incorporated by reference to the
                      exhibit filed with the Registrant's
                      Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

         10 (a) (3)   Lease Agreement between Golden Corral
                      Corporation and AAA Realty IX and X Joint
                      Venture dated March 11, 1993
                      (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1994)

         10 (a) (4)   Contract for Purchase and Sale of Real
                      Estate between Richard Motycka Trustee
                      and Registrant dated November 18, 1993
                      (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1994)

         10 (a) (5)   Assignment and Assumption of Lease
                      between Registrant and Southpoint
                      Shopping Center L.C. dated December 22,
                      1993 (Incorporated by reference to the
                      exhibit filed with the Registrant's
                      Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

         10 (a) (6)   Earnest Money Contract between Registrant
                      and Jefco Development Corporation
                      (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1994)

         10 (a) (7)   Assignment of Lease Agreement between
                      Registrant and Jefco Development Corporation dated March 30, 1994 (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

         10 (a) (8)   Real Estate Sales Agreement between
                      Registrant and America's Favorite Chicken
                      Company dated June 13, 1994 (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form
                      10-K for the fiscal year ended December
                      31, 1994)

         10 (a) (9)   Lease Agreement between Registrant and
                      America's Favorite Chicken Company dated July
                      19, 1994 (Incorporated by reference to the exhibit filed with the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended
                      December 31, 1994)

        10 (a) (10)   Contract for Purchase and Sale of Real
                      Estate between Registrant and Beechwood
                      Acquisitions, Inc. dated January 13, 1994
                      (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1994)

        10 (a) (11)   Assignment and Assumption of Lease
                      between Roseville Partnership No. 20 and
                      Registrant dated August 25, 1994
                      (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1994)

        10 (a) (12)   Joint Venture Agreement between
                      Registrant and American Asset Advisers
                      Trust, Inc. dated October 27, 1994
                      (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1994)

        10 (a) (13)   Agreement for Purchase and Sale of Real
                      Estate between Registrant and KCBB, Inc.
                      dated October 11, 1994 (Incorporated by
                      reference to the exhibit filed with the
                      Registrant's Annual Report on Form 10-K
                      for the fiscal year ended December 31, 1994)

        10 (a) (14)   Assignment and Assumption of Lease
                      between KCBB, Inc. and AAA Joint Venture
                      94-1 dated November 11, 1994
                      (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1994)

        10 (a) (15)   Agreement for Purchase and Sale of Real
                      Estate between Registrant and TA/ Colony
                      Medical, Ltd. dated October 27, 1994
                      (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1994)

        10 (a) (16)   Assignment and Assumption of Lease
                      between TA/Colony Medical, Ltd. and
                      Registrant dated January 17, 1995
                      (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1994)

        10 (a) (17)   Joint Venture Agreement between American Asset
                      Advisers Trust, Inc. and AAA Net Realty Fund X, Ltd. and
                      AAA Net Realty Fund XI, Ltd., dated April 5, 1996.

        27            Financial Data Schedule.

(d)     Financial Statements Schedules

   Schedule III - Real Estate Owned and Accumulated Depreciation

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AAA Net Realty Fund X, Ltd.

March 25, 1997                      /s/ H. Kerr Taylor
Date                                H. Kerr Taylor, Individual General Partner

                                    America Asset Advisers Management
                                    Corporation X, Managing General Partner

March 25, 1997                      By: /s/ H. Kerr Taylor
Date                                    H. Kerr Taylor
                                        President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated .


March 25, 1997                         /s/ H. Kerr Taylor
Date                                   H. Kerr Taylor
                                       President (Chief Executive Officer and
                                       Chief Financial Officer) and Director



March 25, 1997                         /s/ Stephen K. Wild
Date                                   Stephen K. Wild, Director



March 25, 1997                         /s/ L. Larry Mangum
Date                                   L. Larry Mangum (Principal Accounting
                                       Officer)


                   ANNUAL REPORT ON FORM 10-K
            ITEMS 8, 14 (a)  (1) AND (2) AND 14 (d)

                      FINANCIAL STATEMENTS

      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                AND FINANCIAL STATEMENT SCHEDULE

              FOR THE YEAR ENDED DECEMBER 31, 1996


                  AAA NET REALTY FUND X, LTD.


                        AAA NET REALTY FUND X, LTD.

                      INDEX TO FINANCIAL STATEMENTS


                                                                 Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                     F-3
Balance Sheets, December 31,1996 and 1995                        F-4
Statements of Operations for the Years Ended
   December 31, 1996, 1995 and 1994                              F-5
Statements of Partnership Equity for the Years
   Ended December 31, 1996, 1995 and 1994                        F-6
Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995 and 1994                       F-7 to F-8
Notes to Financial Statements for the Years Ended
   December 31, 1996, 1995 and 1994                      F-9 to F-14

FINANCIAL STATEMENT SCHEDULE:

    Schedule III Real Estate Owned and Accumulated
    Depreciation for the Year Ended December 31, 1996           F-15

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.


INDEPENDENT AUDITORS' REPORT


AAA Net Realty Fund X, Ltd.

We have audited the accompanying balance sheets of AAA Net Realty Fund X, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partnership equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index. These financial statements and Financial Statement Schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Net Realty Fund X, Ltd. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
February 14, 1997


                    AAA NET REALTY FUND X, LTD.
                    (A LIMITED PARTNERSHIP)

                         BALANCE SHEETS
                   DECEMBER 31, 1996 AND 1995

                                                   1996           1995
ASSETS

CASH AND CASH EQUIVALENTS                     $   193,466   $   824,805

ACCOUNTS RECEIVABLE                                   195        14,780

PROPERTY:
     Land                                       2,566,250     2,566,250
     Buildings                                  5,370,984     5,370,984
                                                7,937,234     7,937,234
     Accumulated depreciation                    (400,416)     (255,950)

     NET PROPERTY                               7,536,818     7,681,284

NET INVESTMENT IN DIRECT FINANCING LEASE          612,034       615,410

INVESTMENT IN JOINT VENTURES                    1,379,039       724,549

OTHER ASSETS:
     Prepaid acquisition costs                          -        23,231
     Organization costs, net of accumulated
       amortization of $212,245 and $152,245,
         respectively                              87,755       147,755
     Accrued rental income                         69,452        37,230

     TOTAL OTHER ASSETS                           157,207       208,216

     TOTAL ASSETS                             $ 9,878,759  $ 10,069,044

LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES:
     Accounts payable                         $     1,409  $      8,445
     Security deposit                              12,000        12,000

     TOTAL LIABILITIES                             13,409        20,445

PARTNERSHIP EQUITY:
     General partners                              11,105         7,333
     Limited partners                           9,854,245    10,041,266

     TOTAL PARTNERSHIP EQUITY                   9,865,350    10,048,599

     TOTAL LIABILITIES AND PARTNERSHIP
      EQUITY                                  $ 9,878,759  $ 10,069,044

See Notes to Financial Statements.

                      AAA NET REALTY FUND X, LTD.
                       (A LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             1996         1995         1994
REVENUES

Rental income from operating leases       $  857,201    $  851,271    $ 493,655
Earned income from direct financing lease     63,727        64,065       29,672
Interest income                               25,482        46,545      135,104
Equity income from investment in
       joint ventures                         90,501        68,072        8,367

TOTAL REVENUES                             1,036,911     1,029,953      666,798

EXPENSES

Administrative expenses                       65,883       58,846        25,440
Accounting fees                               10,398       13,886        16,885
Amortization                                  60,000       60,000        60,000
Depreciation                                 144,466      143,362        85,271
Legal & professional fees                     15,644       19,187         4,592
Other                                          3,308        2,899         1,951

TOTAL EXPENSES                               299,699      298,180       194,139

NET INCOME                                $  737,212   $  731,773    $  472,659

ALLOCATION OF NET INCOME:

General partners                          $    7,372   $    7,318    $    4,727
Limited partners                             729,840      724,455       467,932
                                          $  737,212   $  731,773    $  472,659

NET INCOME PER UNIT                       $    64.36   $    63.89    $    47.55

WEIGHTED AVERAGE UNITS OUTSTANDING            11,454       11,454         9,941

See Notes to Financial Statements.

                  AAA NET REALTY FUND X, LTD.
                    (A LIMITED PARTNERSHIP)

                STATEMENTS OF PARTNERSHIP EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      General        Limited
                                      Partners       Partners       Total
PARTNERSHIP EQUITY,
   DECEMBER 31, 1993                  $    2,038   $ 5,781,569   $ 5,783,607

CAPITAL CONTRIBUTIONS, NET                     -     4,461,629     4,461,629

DISTRIBUTIONS ($51.83 per Limited
               Partnership Unit)          (2,650)     (515,254)     (517,904)

NET INCOME                                 4,727       467,932       472,659

PARTNERSHIP EQUITY
   DECEMBER 31, 1994                       4,115    10,195,876    10,199,991

DISTRIBUTIONS ($76.75 per Limited
               Partnership Unit)          (4,100)     (879,065)     (883,165)

NET INCOME                                 7,318       724,455       731,773

PARTNERSHIP EQUITY,
   DECEMBER 31, 1995                       7,333    10,041,266    10,048,599

DISTRIBUTIONS ($80.05 per Limited
               Partnership Unit)          (3,600)     (916,861)     (920,461)

NET INCOME                                 7,372       729,840       737,212

PARTNERSHIP EQUITY,
   DECEMBER 31, 1996                  $   11,105   $ 9,854,245   $ 9,865,350

See Notes to Financial Statements.

                  AAA NET REALTY FUND X, LTD.
                    (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         1996          1995          1994

CASH FLOWS FROM OPERATING
  ACTIVITIES
Net income                            $ 737,212   $   731,773   $   472,659

Adjustments to reconcile net income
to net cash flows from operating
activities:
  Depreciation                          144,466       143,362        85,271
  Amortization                           60,000        60,000        60,000
  (Increase) decrease in accounts
   receivable                            14,585       (12,492)          256
  Increase (decrease) in accounts
   payable                               (7,036)        1,594       (46,247)
  Increase in security deposit                -        12,000             -
  (Increase) decrease in escrow
   deposits                                   -        50,000       (30,000)
  Income recognized from direct
   financing lease less than
   (in excess of) cash received           3,376         3,041        (1,517)
  Investment in joint venture:
     Equity income                      (90,501)      (68,072)       (8,367)
     Distributions received              90,501        68,072         8,367
  Increase in organization costs              -             -        (8,915)
  Increase in accrued rental income     (32,222)      (32,890)       (4,340)

NET CASH FLOWS PROVIDED BY
    OPERATING ACTIVITIES                920,381       956,388       527,167

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of properties:
    Accounted for under the operating
     method                                   -    (1,477,840)   (3,389,490)
    Accounted for under the direct
     financing method                         -             -      (616,934)
Investment in joint venture            (662,242)            -      (735,136)
Joint venture distributions in excess
  of income                               7,752         8,938         1,649
Change in prepaid acquisition costs      23,231        59,920       (39,959)

NET CASH FLOWS USED IN INVESTING
    ACTIVITIES                         (631,259)   (1,408,982)   (4,779,870)


                   AAA NET REALTY FUND X, LTD.
                    (A LIMITED PARTNERSHIP)

              STATEMENTS OF CASH FLOWS (CONTINUED)
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                1996        1995         1994

CASH FLOWS FROM FINANCING ACTIVITIES

  Capital contributions - limited partners,
   net of syndication costs                        -            -    4,461,629
  Distributions                             (920,461)    (883,165)    (517,904)

NET CASH FLOWS PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                     (920,461)    (883,165)   3,943,725

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                              (631,339)  (1,335,759)    (308,978)

CASH AND CASH EQUIVALENTS
   at Beginning of year                      824,805    2,160,564    2,469,542

CASH AND CASH EQUIVALENTS
   at End of year                         $  193,466  $   824,805   $2,160,564


See Notes to Financial Statements.

                  AAA NET REALTY FUND X, LTD.
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

    AAA Net Realty Fund X, Ltd. ("the Partnership") is a limited partnership formed April 15, 1992, under the laws of the State of Nebraska. The Partnership commenced operations as of September 17, 1992. American Asset Advisers Management Corporation X (a Nebraska corporation) is the Managing General Partner and H. Kerr Taylor is the Individual General Partner. An aggregate of 20,000 Units were offered at a $1,000 maximum offering price per Unit. The Partnership closed its offering on September 1, 1994 having received capital contributions for 11,453.61 Units ($11,453,610).

    The Partnership was formed to acquire commercial properties for cash. The Partnership will own, lease, operate, manage and eventually sell the properties. The selection, acquisition and supervision of the operations of the properties is managed by American Asset Advisers Realty Corporation ("AAA"), a related party.

    BASIS OF ACCOUNTING

    The financial records of the Partnership are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

    CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

    PROPERTY

    Property is leased to others on a net lease basis whereby all operating expenses related to the properties, including property taxes, insurance and common area maintenance are the responsibility of the tenant. The leases are accounted for under the operating lease method or the direct financing lease method. Under the operating lease method, the properties are recorded at cost. Rental income is recognized ratably over the life of the lease and depreciation is charged based upon the estimated useful life of the property. Under the direct financing lease method, the properties are recorded at their net investment (see
    Note 5). Unearned income is deferred and amortized to income over the life of the lease so as to produce a constant periodic rate of return.

    The Partnership's lease agreements do not provide for contingent rentals.

    The Partnership obtains an appraisal on each property prior to a property's acquisition and also performs an annual valuation update to evaluate potential impairment for each property for which an appraisal is older than twelve months. This valuation is based on capitalization of income for each property, a review of current market conditions and any significant events or factors which would indicate a potential impairment to the value of a property.

    INVESTMENT IN JOINT VENTURES

    The Partnership's interest in joint ventures are accounted for under the equity method whereby the Partnership's investment is increased or decreased by its share of earnings or losses in the joint ventures and also decreased by any distributions.

    DEPRECIATION

    Buildings are depreciated using the straight-line method over estimated useful lives ranging from 31.5 to 39 years.

    ORGANIZATION COSTS

    Organization costs incurred in the formation of the Partnership are amortized on a straight-line basis over five years.

    SYNDICATION COSTS

    Syndication costs incurred in the raising of capital through the sale of units are treated as a reduction of partnership equity.

    STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

    No cash was paid for income taxes or interest during 1996, 1995 or 1994.

    INCOME TAXES

    All income and expense items flow through to the partners for tax purposes. Consequently, no provision for federal or state income taxes is provided in the accompanying financial statements.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of financial instruments, consisting of cash, cash equivalents, accounts receivable and liabilities approximate their fair value.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  PARTNERSHIP EQUITY

    The Managing General Partner, American Asset Advisers Management Corporation X, and the Individual General Partner, H. Kerr Taylor, have made capital contributions in the amounts of $990 and $10, respectively. All other contributions have been made by the limited partners. The General Partners shall not be obligated to make any other contributions to the capital of the Partnership, except that, in the event that the General Partners have negative balances in their capital accounts after dissolution and winding up of, or withdrawal from, the Partnership, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1.01% of the total capital contributions of the limited partners over the amount previously contributed by the General Partners.

3.  ALLOCATIONS AND DISTRIBUTIONS

    All income, profits, gains and losses of the Partnership for each fiscal year, other than any gain or loss realized upon the sale, exchange or other disposition of any of the Partnership's properties, shall be allocated as follows: (a) net loss shall be allocated 99% to the limited partners, .99% to the Managing General Partner and .01% to the Individual General Partner; and
    (b) net income will be allocated first in the ratio, and to the extent, net cash flow is distributed to the partners for such year and any additional income for such year will be allocated 99% to the limited partners, 1% to the General Partners.

    For income tax purposes, the gain realized upon the sale, exchange or other disposition of any property will be allocated as follows:

    (a) first, to and among the partners in an amount equal to the negative balances in their respective capital accounts (pro rata based on the relative amounts of such negative balances).

    (b) then, to each limited partner until the balance in such limited partner's capital account equals the amount to be distributed to such limited partner in the first tier of distributions of net proceeds of sale.

    (c) then, to the General Partners, until the balance in their capital accounts equals the amounts to be distributed to the General Partners in the second tier of distributions of net proceeds of sale.

    (d)    then 94% to the limited partners and 6% to the General
           Partners, and

    (e) thereafter, the partners shall be allocated gain or loss in order to meet Treasury Regulations regarding qualified income offset requirements.

     Any loss on the sale, exchange or other disposition of any property shall be allocated 99% to the limited partners and 1% to the General Partners.

4.  OPERATING LEASES

    A summary of minimum future rentals, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 1996 are as follows:

                       1997                 $    922,835
                       1998                 $    935,159
                       1999                 $    943,160
                       2000                 $    947,594
                       2001                 $    961,626
                       2002-2016            $  5,207,107

5.  NET INVESTMENT IN DIRECT FINANCING LEASE

    The Partnership's net investment in a direct financing lease at December 31, 1996 and 1995 included:


                                           1996            1995

    Minimum lease payments receivable   $ 1,396,060    $ 1,463,160
    Unguaranteed residual value             300,558        300,558
    Less: Unearned income                 1,084,584      1,148,308
                                        $   612,034    $   615,410

    A summary of minimum future rentals, exclusive of any renewals, under a noncancellable direct financing lease in existence at December 31, 1996 are as follows:

                       1997                 $    115,773
                       1998                 $    115,773
                       1999                 $    118,907
                       2000                 $    122,562
                       2001                 $    123,775
                       2002-2016            $  1,913,626

6.  INVESTMENT IN JOINT VENTURES

    On April 5, 1996, the Partnership formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and American Asset Advisers Trust, Inc., affiliated entities, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Partnership's interest in the joint venture is 18.25%.

    On October 27, 1994, the Partnership formed a joint venture, AAA Joint Venture 94-1, with American Asset Advisers Trust, Inc.,
    (a related party) for the purpose of acquiring a property on lease to BlockBuster Music Retail Inc. in Missouri. The
    Company's interest in the joint venture is 45.16%.

     Summarized financial information for the joint ventures at December 31, 1996 and 1995, are as follows:

                                                    1996              1995
      Land & building,
       net of accumulated depreciation           $ 2,675,195     $ 1,603,138
      Net investment in direct financing lease   $ 2,572,325     $         -
      Accounts receivable                        $    15,538     $         -
      Accrued rental income                      $    23,148     $     9,426
      Partners' capital                          $ 5,286,206     $ 1,612,564
      Rental income from operating lease         $   179,670     $   179,950
      Equity income from direct financing lease  $   123,244     $         -
      Net income                                 $   273,544     $   150,580

    The Partnership recognized equity income of $90,501, $68,072 and $8,367 from the joint ventures in 1996, 1995 and 1994, respectively.

7.   MAJOR TENANTS

     The Partnership's operations are all related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 1996, 1995 and 1994 under both operating lease and direct financing lease methods of accounting:

                                              1996        1995        1994
     Golden Corral Corporation
      (Texas)                             $ 172,956   $ 172,956   $ 172,956
     TGI Friday's, Inc. (Texas)           $ 180,500   $ 180,492   $ 175,500
     Goodyear Tire & Rubber Company
      (Texas)                             $  52,920   $  52,908   $  39,690
     Tandy Corporation (Minnesota)        $ 256,620   $ 256,620   $  90,368
     America's Favorite Chicken
      Company (Georgia)                   $  97,414*  $  99,153   $  44,813
     One Care Health
      Industries, Inc. (Texas)            $ 160,518   $ 153,207   $       -
             Total                        $ 920,928   $ 915,336   $ 523,327

     * Decrease resulted from recognition of earned income under the direct financing lease method of accounting. Rental payments received remained unchanged from 1995.

8.  INCOME RECONCILIATION

    A reconciliation of net income for financial reporting purposes to income for federal income tax purposes is as follows for the year ended December 31:

                                                1996        1995       1994
     Net income for financial reporting
        purposes                           $ 737,212    $ 731,773   $ 472,659

     Direct financing lease recorded
        as operating lease for tax
        reporting purposes                   (16,520)     (12,776)     (7,449)

     Accrued rental income                   (37,188)     (37,147)     (4,340)

     Income for tax reporting purposes     $ 683,504    $ 681,850   $ 460,870

9.  RELATED PARTY TRANSACTIONS

    The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the Individual General Partner or to any controlling persons of the Managing General Partner. In connection with administrative services rendered to the Partnership, $65,883, $58,846 and $25,440 was incurred and paid to AAA in 1996, 1995 and 1994, respectively.

    Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties were included in the basis of the properties. Acquisition fees of $307,854 were incurred and paid to AAA for the year ended December 31, 1994.

    On April 5, 1996, the Partnership formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and American Asset Advisers Trust, Inc., affiliated entities, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Partnership's interest in the joint venture is 18.25%.

    On October 27, 1994, the Partnership entered into a joint venture with American Asset Advisers Trust, Inc., an affiliated Company for the purpose of acquiring a property in Independence, Missouri on lease to Blockbuster Music Retail,
    Inc.  The Partnership's interest in the joint venture is 45.16%.

10. PROPERTY ACQUISITION IN 1996

    On September 11, 1996, the Partnership acquired a 18.25% interest in a newly constructed property on lease to Just For Feet, Inc. through a joint venture with two related parties for the purchase price of $662,242. The lease agreement extends for twenty years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth, tenth, and fifteenth years of the lease.
    The Partnership recorded $22,558 of income from Just For Feet for 1996.

11. CONTINGENCY

    The Partnership has determined that, beginning on December 1, 1993 it inadvertently failed to update its then outstanding prospectus with current information as required by Section 10
    (a) (3) of the Securities Act of 1933 as amended (the "33 Act") and by the standard undertakings made by the Partnership in its amended registration statement filed pursuant to the '33 Act. However, the Partnership did publicly disclose such information in its Form 8-K, 10-Q and 10-K filings with the Securities and Exchange Commission.

    As a result of the above information, the Partnership has been advised that it has a contingent liability to investors for rescission rights or damages which, at a maximum, would not exceed approximately $5.5 million. Management anticipates that rescissions, if any, will not be material.

   AAA NET REALTY FUND X, LTD.
   SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
   FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                                                                       LIFE ON WHICH
                                                                                                                       DEPRECIATION
                                                                                                                        IN LATEST
        PROPERTY            ENCUM-                         IMPROVE- COST AT CLOSE OF YEAR  ACCUMULATED  DATE OF  DATE   INCOME STMT.
      DESCRIPTION           BRANCES   BUILDING     LAND     MENTS   BUILDING     LAND     DEPRECIATION  CONST.  ACQUIRED IS COMPUTED

PROPERTIES INVESTED IN
UNDER OPERATING LEASES

Golden Corral Restaurant,
  Texas                           $0 $1,105,426   $473,754  $0      $1,105,426   $473,754  $132,596     N/A     03-15-93  31.5 Years

TGI Friday's Restaurant,
  Texas                           $0 $1,084,060   $464,597  $0      $1,084,060   $464,597   $83,391     N/A     12-23-93  39 Years

Goodyear Tire & Automotive
  Store, Texas                    $0   $377,261   $161,684  $0        $377,261   $161,684   $26,601     N/A     03-31-94  39 Years

Popeye's Chicken Restaurant,
  Georgia                         $0         $0   $264,400  $0              $0   $264,400        $0     N/A     07-19-94   N/A

Computer City Super Center,
  Minnesota                       $0 $1,769,749   $758,464  $0      $1,769,749   $758,464  $105,882     N/A     03-21-94  39 years

One Care Health
  Industries, Inc., Texas         $0 $1,034,488   $443,351  $0      $1,034,487   $443,351   $51,946     N/A     01-18-95  39 Years


                                  $0 $5,370,984 $2,566,250  $0      $5,370,983 $2,566,250  $400,416
PROPERTY OF JOINT VENTURES
IN WHICH THE PARTNERSHIP HAS
AN INTEREST AND HAS INVESTED
IN UNDER AN OPERATING LEASE

Blockbuster Music Store,
  Missouri                        $0   $514,595   $220,541  $0        $514,595   $220,541   $28,039      N/A    11-14-94  39 Years

Just For Feet, Arizona            $0   $463,578   $198,664  $0        $463,578   $198,664    $3,599      N/A    09-11-96  39 Years


                                  $0   $978,173   $419,205  $0        $978,173   $419,205   $31,638

PROPERTY INVESTED IN
UNDER DIRECT FINANCING LEASE

Popeye's Chicken Restaurant,
  Georgia                         $0   $616,934         $0  $0        $616,934         $0      (2)       N/A    07-19-94    N/A


                                                    Direct
                             Operating    Joint    Financing
                              Leases    Ventures     Lease

(1)Balance at December
     31,1995              $7,937,234    $735,136   $616,934

   Additions during 1996:
     Acquisitions through
      foreclosure                  $0         $0         $0
     Other acquisitions            $0   $662,242         $0
     Improvements                  $0         $0         $0

   Deductions during 1996:
     Cost of real estate
      sold                         $0         $0         $0
     Other                         $0         $0         $0

   Balance at December
     31, 1996              $7,937,234 $1,397,378   $616,934

<F1>

(2) The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes. Consequently, depreciation is not applicable.

<F2>

(3) The aggregate cost of all properties for Federal Income Tax purposes is $9,951,546 at December 31, 1996.

                                                        Exhibit 10 (a) (17)


               AGREEMENT OF AAA JOINT VENTURE 96-1

     THIS AGREEMENT made and effective as of the 5th day of April, 1996, by and among AAA NET REALTY FUND X, LTD., a limited partnership organized under the laws of the State of Nebraska (herein sometimes referred to as the "AAA X"), AAA NET REALTY FUND XI, LTD., a limited partnership organized under the laws of the State of Texas (herein sometimes referred to as the "AAA XI") and AMERICAN ASSET ADVISERS TRUST, INC., a Maryland corporation conducting business in the State of Texas under the name American Asset Advisers, Inc. (herein sometimes referred to as "American"), collectively referred to herein as the "Venturers" and individually referred to herein as "Venturer".

                       W I T N E S S E T H:

     WHEREAS, the Venturers have agreed and do hereby agree to form a joint venture under the laws of the State of Texas for the purpose of acquiring, owning, leasing, maintaining, operating, repairing, improving, and otherwise using and dealing with the real property, together with the improvements thereon, described on Exhibit A attached hereto and made a part hereof (the "Property");

     NOW, THEREFORE, for and in consideration of the premises, the Venturers do hereby covenant and agree, each with the other, as follows:

                            ARTICLE 1
                    FORMATION OF JOINT VENTURE

     1.1 The Venturers hereby enter into and form a joint venture (the "Joint Venture") under the laws of the State of Texas for the limited purposes herein set forth and upon the terms and provisions set out herein.
     1.2  The name of the Joint Venture shall be "AAA Joint Venture
96-1".
     1.3 The Venturers shall execute all assumed and fictitious name certificates and take all other action required by law to comply with the Texas Revised Partnership Act and the assumed name act, fictitious name act or similar statute in effect in each jurisdiction or political subdivision in which the Joint Venture proposes to do business. Furthermore, the Venturers shall execute such other documents or supplements to this Agreement as may be necessary to more fully express the intent and desire of the Venturers with respect to the Joint Venture.
     1.4 The business and purpose of the Joint Venture shall be limited strictly to (i) acquiring, owning, leasing, maintaining, operating, repairing, improving, and otherwise using and dealing with the Property for profit; and (ii) engaging in any and all activities related or incident to the foregoing business and purpose, including, without limitation, the acquisition, ownership, improvement, sale, lease, mortgage, hypothecation, encumbrance or other use of or dealing with all types and kinds of property, whether real, personal or mixed property.
     1.5 The principal office of the Joint Venture shall be Eight Greenway Plaza, Suite 824, Houston, Texas 77046.

                             ARTICLE 2
                               TERM

    2.1 The terms of the Joint Venture shall be for a period of twenty (20) years commencing on the date hereof, unless otherwise agreed by the Venturers. The foregoing sentence notwithstanding, the Joint Venture shall terminate upon the sale of all property owned by the Joint Venture.

                            ARTICLE 3
                  DISTRIBUTIVE SHARES OF VENTURE

     3.1 The distributive shares of the Venturers in the Joint Venture are as follows:
     Venturer                                Distributive Share
     AAA X                                        18.25%
     AAA XI                                       29.85%
     American                                     51.90%
     TOTAL:                                      100.00%
     3.2 The distributive share (the "Distributive Share") of each Venturer is the degree of ownership, expressed as a percentage, which determines, among other things, the extent to which the Venturer shall share in Joint Venture profits and surplus, and bear Joint Venture expenses, losses and liabilities.

                            ARTICLE 4
                         OTHER PROVISIONS

     4.1 In the event of a proposed sale of property held in the Joint Venture by one of the Venturers, the other Venturer shall have the right to purchase the other Venturer's interest. The sale price of a Venturer's interest shall be the fair market value of the property multiplied by the Distributive Share of the purchasing Venturer. In the event that the Venturers are unable to agree upon the fair market value of the property, the Venturers shall agree upon and appoint an appraiser to determine the fair market value of the property. The fair market value of the property as determined by the appraiser shall be binding on both parties. Each Venturer shall pay the amount of the appraiser's fee equal to the total fee multiplied by the Venturer's Distributive Share.
     4.2 Except as otherwise provided herein, the rights and liabilities of the Venturers and the relations of the Venturers shall be set forth in or provided under the Texas Revised Partnership Act (Vernon's Ann.Civ.St. art. 6132b-1.01 et seq.), as amended.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the dates of the respective acknowledgments hereinbelow, to be effective as the day and in the year first above written.

                              AAA NET REALTY FUND X, LTD., a Ne-
                              braska limited partnership

                              By:  AMERICAN ASSET ADVISERS MANAGE-
                                   MENT CORP. X, its Managing Gen-
                                   eral Partner



                                   By: /s/ H. Kerr Taylor
                                       H. Kerr Taylor, President

                              AAA NET REALTY FUND XI, LTD., a
                              Texas limited partnership

                              By:  AMERICAN ASSET ADVISERS MANAGE-
                                   MENT CORP. XI, its Managing
                                   General Partner



                                   By: /s/ H. Kerr Taylor
                                       H. Kerr Taylor, President

                              AMERICAN ASSET ADVISERS TRUST, INC.,
                              a Maryland corporation


                              By: /s/ H. Kerr Taylor
                                  H. Kerr Taylor, President



THE STATE OF TEXAS  )

COUNTY OF HARRIS    )

     This instrument was acknowledged before me on the 24th day of April, 1996, by H. Kerr Taylor, as President of American Asset Advisers Management Corp. X, a Nebraska corporation, Managing General Partner of AAA Net Realty Fund X, Ltd., a Nebraska limited partnership, on behalf of said corporation and limited partnership.



                              /s/ Traci Parker Barrientos
                              Notary Public, State of Texas

My Commission Expires:        Notary's Name Printed or Typed:

July 20, 1996                 _______________________________



THE STATE OF TEXAS  )

COUNTY OF HARRIS    )

     This instrument was acknowledged before me on the 24th day of April, 1996, by H. Kerr Taylor, as President of American Asset Advisers Management Corp. XI, a Texas corporation, Managing General Partner of AAA Net Realty Fund XI, Ltd., a Texas limited partnership, on behalf of said corporation and limited partnership.



                               /s/ Traci Parker Barrientos
                              Notary Public, State of Texas

My Commission Expires:        Notary's Name Printed or Typed:

 July 20, 1996                _______________________________




THE STATE OF TEXAS  )

COUNTY OF HARRIS    )

     This instrument was acknowledged before me on the 24th day of April, 1996, by H. Kerr Taylor, as President of American Asset
Advisers Trust, Inc., a Maryland corporation, on behalf of said corporation.



                               /s/ Traci Parker Barrientos
                              Notary Public, State of Texas

My Commission Expires:        Notary's Name Printed or Typed:

July 20, 1996                 _______________________________


                           EXHIBIT "A"
LEGAL DESCRIPTION

All that part of the Northeast Quarter of the Northeast Quarter of Section 23, Township 13 South, Range 13 East, of the Gila and Salt River Base and Meridian, Pima County, Arizona, described as follows:

COMMENCING at the point of intersection of the North line of said Section 23 with the West right-of-way line of the Tucson-Oracle Jct.-Globe Highway, Project No. F031-1-807, which right-of-way line is parallel with and 100 feet Westerly from the survey center lines, which center line crosses said North line of Section 23 North 88 degrees 37 minutes 50 seconds West (record), North 89 degrees 27 minutes 15 seconds West (measured) 7.60 feet from the Northeast corner of said Section 23;

THENCE South 00 degrees 24 minutes 30 seconds East (record), South 00 degrees 33 minutes 57 seconds East (measured), along said West right-of-way line, 45.75 feet to the TRUE POINT OF BEGINNING;

THENCE continuing South 00 degrees 24 minutes 30 seconds East (record), South 00 degrees 33 minutes 57 seconds East (measured), along said West right-of-way line 506.37 feet (record), 504.94 feet (measured) to its intersection with a line parallel with and 30 feet Easterly from the center line of Old Oracle Road as determined by the center line of the existing concrete pavement;

THENCE North 44 degrees 02 minutes 25 seconds West (record), North 44 degrees 11 minutes 51 seconds West (measured), along said parallel line
439.53 feet (record), 439.08 feet (measured, to a point of curve);

THENCE Northwesterly along the arc of a 290.62 foot radius curve to the right in said parallel line, thru a central angle of 52 degrees 35 minutes 25 seconds (record), 51 degrees 29 minutes 28 seconds (measured), 266.75 feet (record), 261.18 feet (measured), to a point in the North line of said
Section 23, which point is North 88 degrees 37 minutes 50 seconds West (record), North 89 degrees 27 minutes 15 seconds West (measured), along said North line 487.85 feet from the Northeast corner of said Section 23;

THENCE South 88 degrees 37 minutes 50 seconds East (record), South 89 degrees 27 minutes 15 seconds East (measured), East along said North line
124.79 feet (record), 125.49 feet (measured);

THENCE South 78 degrees 32 minutes 02 seconds East (record), South 79 degrees 19 minutes 24 seconds East (measured), 260.87 feet (record), 260.04 feet (measured) to the TRUE POINT OF BEGINNING.