Form 10QSB
period 1997-03-31
AAA NET REALTY FUND X LTD
filed 1997-05-15
CIK 887204

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-QSB



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997


__________    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________



Commission File Number:         0-25436


                   AAA NET REALTY FUND X, LTD.


        NEBRASKA LIMITED PARTNERSHIP        IRS IDENTIFICATION
                                            NO. 76-0381949

         8 GREENWAY PLAZA, SUITE 824        HOUSTON, TX 77046
                                            (713) 850-1400


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

                            BALANCE SHEET
                            MARCH 31, 1997
                             (Unaudited)

ASSETS

CASH & CASH EQUIVALENTS                                      $         183,589

ACCOUNTS RECEIVABLE                                                     21,101

PROPERTY:
   Land                                                              2,566,250
   Building                                                          5,370,984
                                                                     7,937,234
   Accumulated depreciation                                           (436,535)

  TOTAL PROPERTY                                                     7,500,699

NET INVESTMENT IN DIRECT FINANCING LEASE                               612,762

INVESTMENT IN JOINT VENTURES                                         1,377,908

OTHER ASSETS:
   Organization costs, net of accumulated
     amortization of $227,245                                           72,755
   Accrued rental income                                                77,420

   TOTAL OTHER ASSETS                                                  150,175

TOTAL ASSETS                                                         9,846,234

LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable                                                      9,083
   Security deposits                                                    12,000

   TOTAL LIABILITIES                                                    21,083

PARTNERSHIP EQUITY:
   General partners                                                     12,114
   Limited partners                                                  9,813,037

   TOTAL PARTNERSHIP EQUITY                                          9,825,151

TOTAL LIABILITIES & PARTNERSHIP EQUITY                      $        9,846,234



See Notes to Financial Statements.

                        AAA NET REALTY FUND X, LTD.
                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                             (Unaudited)

                                                             Year to Date
                                                         1997           1996
REVENUES

Rental income from operating
   leases                                            $  214,210     $  214,210
Earned income from direct
   financing lease                                       17,505         15,933
Interest income                                             832          9,235
Equity income from investment
   in joint venture                                      35,503         17,085

TOTAL REVENUES                                          268,050        256,463

EXPENSES

Accounting                                                7,150          6,774
Administrative expenses                                  17,133         16,179
Amortization                                             15,000         15,000
Depreciation                                             36,116         36,494
Legal & professional fees                                 1,625          5,081
Other                                                       106            522

TOTAL EXPENSES                                           77,130         80,050


NET INCOME                                           $  190,920     $  176,413


ALLOCATION OF NET INCOME

General partners                                     $    1,909     $    1,764
Limited partners                                        189,011        174,649

                                                     $  190,920     $  176,413

NET INCOME PER UNIT                                  $    16.67     $    15.40


UNITS OUTSTANDING                                       11,454          11,454



See Notes to Financial Statements.
                                      3


                          AAA NET REALTY FUND X, LTD.
                           (A LIMITED PARTNERSHIP)

                          STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                               (Unaudited)

                                                               Year to Date
                                                            1997        1996
CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net income                                           $  190,920   $  176,413

  Adjustments to reconcile net income
    to net cash from operating activities:

    Depreciation                                           36,116       36,494
    Amortization                                           15,000       15,000
    Increase in accounts receivable                       (20,906)     (14,093)
    Increase in accounts payable                            7,674       11,014
    Cash received from direct financing lease
     in excess of (less than) income recognized              (728)         747
    Investment in joint venture:
      Equity income                                       (35,503)     (17,085)
      Distributions received                               35,503       17,085
    Increase in accrued rental income                      (7,968)      (7,969)

NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES                                              220,108      217,606

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in acquisition costs                                -          (53)
   Joint venture distributions in excess of income          1,134        2,267

NET CASH FLOWS PROVIDED BY INVESTING
  ACTIVITIES                                                1,134        2,214

CASH FLOWS FROM FINANCING ACTIVITIES

   Distributions                                         (231,119)    (230,272)

NET CASH FLOWS USED IN FINANCING
  ACTIVITIES                                             (231,119)    (230,272)

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                     (9,877)     (10,452)

CASH and CASH EQUIVALENTS at beginning
  of period                                               193,466      824,805

CASH and CASH EQUIVALENTS at end of
  period                                               $  183,589   $  814,353



See Notes to Financial Statements.

                       AAA NET REALTY FUND X, LTD
                        (A LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31,1997 AND 1996
                           (Unaudited)

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

       For purposes of the statement of cash flows the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 1997 or 1996.

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

       The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 1997 and 1996.

       The financial statements of AAA Net Realty Fund X, Ltd.
       contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form
       10-K for the year ended December 31, 1996.

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

3.     RELATED PARTY TRANSACTIONS

       The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $17,133 and $16,179 were incurred and paid to AAA for the three months ended March 31, 1997 and March 31, 1996, respectively.


4.     MAJOR LESSEES

       The following schedule summarizes total rental income by lessee for the three months ended March 31, 1997 and March 31, 1996 under both operating and direct financing leases:

                                                                Year to Date
                                                             1997         1996

       Golden Corral Corporation                          $43,241      $43,241
       TGI Friday's, Inc.                                  45,126       45,126
       Goodyear Tire & Rubber Company                      13,227       13,227
       Tandy Corporation                                   64,155       64,155
       America's Favorite Chicken Company                  25,836       24,264
       One Care Health Industries, Inc.                    40,130       40,130

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

RESULTS OF OPERATIONS

For the three months ended March 31, 1997, revenues totaled $268,050 which included $267,218 from real estate operations and $832 of interest income. Revenues for the first quarter of 1997 increased $11,587 from those of the first quarter of 1996 which was attributable to a $19,990 increase in rental income partially offset by a $8,403 decline in interest income. Rental income increased as the Partnership owned eight properties during the first quarter of 1997 while seven properties were owned during the first quarter of 1996, the eighth property coming from a joint venture investment. Interest income declined as funds which had been held in short term investments were used to acquire the final property. Expenses decreased from $80,050 in the first quarter of 1996 to $77,130 in the first quarter of 1997 primarily from a decrease in legal and professional fees. The Partnership recorded $190,920 of net income for the first quarter of 1997 compared to $176,413 for the first quarter of 1996.

For the three months ended March 31, 1996, revenues totaled $256,463 which included $247,228 from real estate operations and $9,235 of interest income. Revenues for the first quarter of 1996 increased $6,807 from those of the first quarter of 1995 which was attributable to a $12,765 increase in rental income partially offset by a $5,958 decline in interest income. Rental income increased as the Partnership owned seven properties during the first quarter of 1996 while six properties were owned for the entire first quarter of 1995 and the seventh property was acquired during the first quarter of 1995. Interest income declined as funds which had been held in short term investments were used to acquire properties. Expenses increased from $68,521 in the first quarter of 1995 to $80,050 in the first quarter of 1996 primarily from increased professional fees and administrative fees. The Partnership recorded $176,413 of net income for the first quarter of 1996 compared to $181,135 for the first quarter of 1995.


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


                                 AAA Net Realty Fund X, Ltd.
                                 (Registrant)


May 15, 1997                     /s/ H. Kerr Taylor
Date                             H. Kerr Taylor, President of General Partner


May 15, 1997                     /s/ L. Larry Mangum
Date                             L. Larry Mangum (Principal Accounting Officer)





