Form 10QSB
period 1997-06-30
AAA NET REALTY FUND X LTD
filed 1997-08-14
CIK 887204

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-QSB



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


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

                         BALANCE SHEET
                         JUNE 30, 1997
                          (Unaudited)

ASSETS

CASH & CASH EQUIVALENTS                          $      199,213

ACCOUNTS RECEIVABLE                                       7,904

PROPERTY:
   Land                                               2,566,250
   Building                                           5,370,984
                                                      7,937,234
   Accumulated depreciation                            (472,650)

  TOTAL PROPERTY                                      7,464,584

NET INVESTMENT IN DIRECT FINANCING LEASES               613,490

INVESTMENT IN JOINT VENTURES                          1,376,785

OTHER ASSETS:
   Organization costs, net of accumulated
     amortization of $242,245                            57,755
   Accrued rental income                                 85,388

   TOTAL OTHER ASSETS                                   143,143

TOTAL ASSETS                                          9,805,119

LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable                                       3,794
   Security deposits                                     12,000

   TOTAL LIABILITIES                                     15,794

PARTNERSHIP EQUITY:
   General partners                                      12,626
   Limited partners                                   9,776,699

   TOTAL PARTNERSHIP EQUITY                           9,789,325

TOTAL LIABILITIES & PARTNERSHIP EQUITY           $    9,805,119



See Notes to Financial Statements.

                       AAA NET REALTY FUND X, LTD.
                         (A LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS
   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                             (Unaudited)


                                         Quarter                 Year to Date
                                    1997         1996         1997         1996

REVENUES

Rental income from operating
   leases                       $ 214,210    $ 214,210    $ 428,420    $ 428,420
Earned income from direct
   financing leases                17,505       16,015       35,010       32,048
Interest income                     1,226        8,563        2,058       17,798
Equity income from investment
   in joint ventures               35,511       16,986       71,014       33,971

TOTAL REVENUES                    268,452      255,774      536,502      512,237

EXPENSES

Accounting                            800        2,562        7,950        9,336
Administrative expenses            17,233       16,179       34,366       32,358
Amortization                       15,000       15,000       30,000       30,000
Depreciation                       36,117       36,495       72,233       72,989
Legal & professional fees           3,091        5,028        4,716       10,109
Other                                  27        1,078          133        1,600

TOTAL EXPENSES                     72,268       76,342      149,398      156,392


NET INCOME                      $ 196,184    $ 179,432    $ 387,104    $ 355,845


ALLOCATION OF NET INCOME

General partners                $   1,962    $   1,794    $   3,871    $   3,558
Limited partners                  194,222      177,638      383,233      352,287

                                $ 196,184    $ 179,432    $ 387,104    $ 355,845


NET INCOME PER UNIT             $   17.13    $   15.67    $   33.80    $   31.07


UNITS OUTSTANDING                  11,454       11,454       11,454       11,454


See Notes to Financial Statements.

                         AAA NET REALTY FUND X, LTD.
                          (A LIMITED PARTNERSHIP)

                         STATEMENTS OF CASH FLOWS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                               (Unaudited)

                                                        Quarter                Year to Date
                                                    1997       1996           1997       1996

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net income                                    $ 196,184    $ 179,432    $ 387,104   $ 355,845

  Adjustments to reconcile net income
    to net cash from operating activities:

    Depreciation                                   36,117       36,495       72,233      72,989
    Amortization                                   15,000       15,000       30,000      30,000
    (Increase) decrease in accounts receivable     13,197       25,958       (7,709)     11,865
    Increase (decrease) in accounts payable        (5,289)     (13,812)       2,385      (2,798)
    Decrease in escrow deposits                         0      (18,250)           0     (18,250)
    Cash received from direct financing leases
      in excess of (less than) income recognized     (728)         765       (1,456)      1,512
    Investment in joint ventures:
      Equity income                               (35,511)     (16,986)     (71,014)    (33,971)
      Distributions received                       35,511       16,986       71,014      33,971
    Increase in accrued rental income              (7,968)      (7,969)     (15,936)    (15,938)

NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES                                      246,513      217,619      466,621     435,225

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in acquisition costs                        -         (690)           -        (743)
   Joint venture distributions in excess
     of income                                      1,121        2,264        2,255       4,531

NET CASH FLOWS PROVIDED BY INVESTING
  ACTIVITIES                                        1,121        1,574        2,255       3,788

CASH FLOWS FROM FINANCING ACTIVITIES

   Distributions                                 (232,010)    (229,672)    (463,129)   (459,944)

NET CASH FLOWS USED IN FINANCING
  ACTIVITIES                                     (232,010)    (229,672)    (463,129)   (459,944)

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                             15,624      (10,479)       5,747     (20,931)

CASH and CASH EQUIVALENTS at beginning
  of period                                       183,589      814,353      193,466     824,805

CASH and CASH EQUIVALENTS at end of
  period                                        $ 199,213    $ 803,874    $ 199,213   $ 803,874


See Notes to Financial Statements.

                     AAA NET REALTY FUND X, LTD
                     (A LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS
  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                           (Unaudited)

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

       The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 1997 and June 30, 1996.

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

3.     RELATED PARTY TRANSACTIONS

       The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $17,233 and $34,366 were incurred and paid to AAA for the three and six months ended June 30, 1997, respectively, and $16,179 and $32,358 were paid for the three and six months ended June 30, 1996, respectively.


4.     MAJOR LESSEES

       The following schedule summarizes total rental income by lessee for the three and six months ended June 30, 1997 and June 30, 1996 under both operating and direct financing leases:

                                                 Quarter          Year to Date
                                              1997     1996      1997      1996

       Golden Corral Corporation           $43,241  $43,241    86,482   $86,482
       TGI Friday's, Inc.                   45,126   45,126    90,252    90,252
       Goodyear Tire & Rubber Company       13,227   13,227    26,454    26,454
       Tandy Corporation                    64,155   64,155   128,310   128,310
       America's Favorite Chicken Company   25,836   24,346    51,672    48,710
       One Care Health Industries, Inc.     40,130   40,130    80,260    80,260

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

RESULTS OF OPERATIONS

For the three months ended June 30, 1997, revenues totaled $268,452 which included $267,226 from real estate operations and $1,226 of interest income. Revenues for the second quarter of 1997 increased $12,678 from those of the second quarter of 1996 which was attributable to a $20,015 increase in rental income partially offset by a $7,337 decline in interest income. Rental income increased as the Partnership owned eight properties during the second quarter of 1997 while seven properties were owned during the second quarter of 1996, the eighth property coming from a joint venture investment. Interest income declined as funds which had been held in short term investments were used to acquire the final property. Expenses decreased from $76,342 in the second quarter of 1996 to $72,268 in the second quarter of 1997 primarily from a decrease in accounting fees and legal and professional fees. The Partnership recorded $196,184 of net income for the second quarter of 1997 compared to $179,432 for the second quarter of 1996.

For the six months ended June 30, 1997, revenues totaled $536,502 which included $534,444 from real estate operations and $2,058 of interest income. Revenues for the first six months of 1997 increased $24,265 from those of the first six months of 1996 which was attributable to a $40,005 increase in rental income offset by a $15,740 decline in interest income. Rental income increased as the Partnership owned eight properties during the first six months of 1997 while seven properties were owned during the first six months of 1996, the eighth property coming from a joint venture investment. Interest income declined as funds which had been held in short term investments were used to acquire the final property. Expenses decreased from $156,392 in the first six months of 1996 to $149,398 in the first six months of 1997 primarily from a decrease in legal and professional fees. The Partnership recorded $387,104 of net income for the first six months of 1997 compared to $355,845 for the first six months of 1996.

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



                                 AAA Net Realty Fund X, Ltd
               .
                                 (Registrant)




August 14, 1997                  /s/ H. Kerr Taylor
Date                             H. Kerr Taylor, President of General Partner

August 14, 1997                  /s/ L. Larry Mangum
Date                             L. Larry Mangum (Principal Accounting Officer)





