Form 10QSB
period 1997-09-30
AAA NET REALTY FUND X LTD
filed 1997-11-14
CIK 887204

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               FORM 10-QSB



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


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

                             BALANCE SHEET
                          SEPTEMBER 30, 1997
                             (Unaudited)

ASSETS

CASH & CASH EQUIVALENTS                                        $      207,114

ACCOUNTS RECEIVABLE                                                     7,615

PROPERTY:
   Land                                                             2,566,250
   Building                                                         5,370,984
                                                                    7,937,234
   Accumulated depreciation                                          (508,767)

  TOTAL PROPERTY                                                    7,428,467

NET INVESTMENT IN DIRECT FINANCING LEASES                             614,218

INVESTMENT IN JOINT VENTURES                                        1,375,669

OTHER ASSETS:
   Organization costs, net of accumulated
     amortization of $257,245                                          42,755
   Accrued rental income                                               93,356

   TOTAL OTHER ASSETS                                                 136,111

TOTAL ASSETS                                                        9,769,194

LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable                                                     3,923
   Security deposits                                                   12,000

   TOTAL LIABILITIES                                                   15,923

PARTNERSHIP EQUITY:
   General partners                                                    13,536
   Limited partners                                                 9,739,735

   TOTAL PARTNERSHIP EQUITY                                         9,753,271

TOTAL LIABILITIES & PARTNERSHIP EQUITY                         $    9,769,194



See Notes to Financial Statements.

                       AAA NET REALTY FUND X, LTD.
                        (A LIMITED PARTNERSHIP)

                        STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                              (Unaudited)

                                                     Quarter                               Year to Date
                                            1997                1996                1997                1996
REVENUES

Rental income from operating
   leases                            $     214,213      $      216,662      $     642,633      $      647,670
Earned income from direct
   financing leases                         17,505              14,701             52,515              44,161
Interest income                                496               6,972              2,554              24,770
Equity income from investment
   in joint ventures                        35,517              20,826            106,531              54,797

TOTAL REVENUES                             267,731             259,161            804,233             771,398

EXPENSES

Accounting                                     800                 450              8,750               9,786
Administrative expenses                     17,283              16,179             51,649              48,537
Amortization                                15,000              15,000             45,000              45,000
Depreciation                                36,117              35,360            108,350             108,349
Legal & professional fees                    2,504               2,339              7,220              12,448
Other                                           34                 149                167               1,749

TOTAL EXPENSES                              71,738              69,477            221,136             225,869


NET INCOME                           $     195,993      $      189,684      $     583,097      $      545,529


ALLOCATION OF NET INCOME

General partners                     $       1,960      $        1,897      $       5,831      $        5,455
Limited partners                           194,033             187,787            577,266             540,074

                                     $     195,993      $      189,684      $     583,097      $      545,529


NET INCOME PER UNIT                  $       17.11      $        16.56      $       50.91      $        47.63


UNITS OUTSTANDING                           11,454              11,454             11,454              11,454




See Notes to Financial Statements.


                       AAA NET REALTY FUND X, LTD.
                        (A LIMITED PARTNERSHIP)

                        STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                               (Unaudited)


                                                     Quarter                    Year to Date
                                                1997        1996             1997        1996

CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net income                               $   195,993 $   189,684      $   583,097 $   545,529

  Adjustments to reconcile net income
    to net cash from operating activities:

    Depreciation                                36,117      35,360          108,350     108,349
    Amortization                                15,000      15,000           45,000      45,000
    (Increase) decrease in accounts
      receivable                                   289       2,615           (7,420)     14,480
    Increase in accounts payable                   129       3,153            2,514         355
    Decrease in escrow deposits                      -      18,250                -           -
    Cash received from direct financing
      leases in excess of (less than)
        income recognized                         (728)        785           (2,184)      2,297
    Investment in joint ventures:
      Equity income                            (35,517)    (20,826)        (106,531)    (54,797)
      Distributions received                    35,517      20,826          106,531      54,797
    Increase in accrued rental income           (7,968)     (7,969)         (23,904)    (23,907)

NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES                                   238,832     256,878          705,453     692,103

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in joint venture                       -    (662,252)               -    (662,252)
   Decrease in acquisition costs                     -      23,974                -      23,231
   Joint venture distributions in excess         1,115       1,130            3,370       5,661

NET CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                           1,115    (637,148)           3,370    (633,360)

CASH FLOWS FROM FINANCING ACTIVITIES

   Distributions                              (232,046)   (229,972)        (695,175)   (689,916)

NET CASH FLOWS USED IN FINANCING
  ACTIVITIES                                  (232,046)   (229,972)        (695,175)   (689,916)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           7,901    (610,242)          13,648    (631,173)

CASH and CASH EQUIVALENTS at beginning
  of period                                    199,213     803,874          193,466     824,805

CASH and CASH EQUIVALENTS at end of
  period                                   $   207,114 $   193,632      $   207,114 $   193,632



See Notes to Financial Statements.


                        AAA NET REALTY FUND X, LTD
                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               (Unaudited)

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 1997 and September 30, 1996.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $17,283 and $51,649 were incurred and paid to AAA for the three and nine months ended September 30, 1997, respectively, and $16,179 and $48,537 were paid for the three and nine months ended September 30, 1996, respectively.


4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three and nine months ended September 30, 1997 and September 30, 1996 under both operating and direct financing leases:


                                                 Quarter              Year to Date
                                             1997        1996       1997        1996
     Golden Corral Corporation              $43,241     $43,241    $129,723    $129,723
     TGI Friday's, Inc.                      45,126      45,125     135,378     135,377
     Goodyear Tire & Rubber Company          13,227      13,227      39,681      39,681
     Tandy Corporation                       64,155      64,155     192,465     192,465
     America's Favorite Chicken Company      25,839      25,485      77,511      74,195
     One Care Health Industries, Inc.        40,130      40,130     120,390     120,390


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

RESULTS OF OPERATIONS

For the three months ended September 30, 1997, revenues totaled $267,731 which included $267,235 from real estate operations and $496 of interest income. Revenues for the third quarter of 1997 increased $8,570 from those of the third quarter of 1996 which was attributable to a $15,046 increase in rental income partially offset by a $6,476 decline in interest income. Rental income increased as the Partnership owned eight properties during the third quarter of 1997 while seven properties were owned at the beginning of the third quarter of 1996 and the eighth property was purchased at the end of the third quarter of 1996. Interest income declined as funds which had been held in short term investments were used to acquire the final property. Expenses increased from $69,477 in the third quarter of 1996 to $71,738 in the third quarter of 1997 primarily from an increase in administrative expenses and depreciation. The Partnership recorded $195,993 of net income for the third quarter of 1997 compared to $189,684 for the third quarter of 1996.

For the nine months ended September 30, 1997, revenues totaled $804,233 which included $801,679 from real estate operations and $2,554 of interest income. Revenues for the first nine months of 1997 increased $32,835 from those of the first nine months of 1996 which was attributable to a $55,051 increase in rental income offset by a $22,216 decline in interest income. Rental income increased as the Partnership owned eight properties during the first nine months of 1997 while seven properties were owned for the entire first nine months of 1996 and the eighth property was purchased in September of 1996. Interest income declined as funds which had been held in short term investments were used to acquire the final property. Expenses decreased from $225,869 in the first nine months of 1996 to $221,136 in the first nine months of 1997 primarily from a decrease in legal and professional fees. The Partnership recorded $583,097 of net income for the first nine months of 1997 compared to $545,529 for the first nine months of 1996.

For the three months ended September 30, 1996, revenues totaled $259,161 which included $252,189 from real estate operations and $6,972 of interest income. Revenues for the third quarter increased $3,118 from those of the third quarter of 1995 which was attributable to a $6,232 increase in rental income offset by a $3,114 decline in interest income. Expenses decreased in the third quarter of 1996 to $69,477 compared to $80,769 for the third quarter of 1995 primarily from decreased administrative expenses, professional fees and accounting fees. The Partnership recorded $189,684 of net income for the third quarter of 1996 compared to $175,274 for the third quarter of 1995.

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




                                AAA Net Realty Fund X, Ltd.
                                (Registrant)




November 14, 1997               /s/ H. Kerr Taylor
Date                            H. Kerr Taylor, President of General Partner





November 14, 1997               /s/ L. Larry Mangum
Date                            L. Larry Mangum (Principal Accounting Officer)


