Form 10KSB
period 1997-12-31
AAA NET REALTY FUND X LTD
filed 1998-03-31
CIK 887204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

              For the fiscal year ended December 31, 1997
                                 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required)

                          Commission File No. 0-25436

                       AAA NET REALTY FUND X, LTD.
              (Name of small business issuer in its charter)

          Nebraska                                    76-0381949
(State or other jurisdiction of         (I.R.S.Employer or Identification No.)
Incorporation or organization)

8 Greenway Plaza, Suite 824
Houston, Texas                                            77046
(Address of principle executive offices)                (Zip Code)

Issuer's telephone number, including area code (713) 850-1400

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                   Units of Limited Partnership Interest

                            (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X

Issuer's revenues for its most recent fiscal year: $1,071,549

                  DOCUMENTS INCORPORATED BY REFERENCE

The Prospectus of Issuer dated September 17, 1992 (included in
Registration Statement No. 33-47638 of Issuer) and as supplemented October 8, 1992, October 29, 1992, November 5, 1992,
January 28, 1993, June 15, 1993, September 15, 1993 and February
15, 1994 is incorporated by reference into Part III.

                              PART I
Item 1. Business

AAA Net Realty Fund X, Ltd. (the "Issuer" or the "Partnership") was formed in 1992 and is engaged in the business of acquiring, operating and holding real properties for investment. The Partnership was organized to acquire existing real estate income-producing properties as well as land upon which such income-producing properties are to be constructed ("the Properties"), and to be leased to corporations.
The properties will not be leased to franchisees of such corporations (unless a tenant corporation was to fail and in such event a release may involve a franchisee lessee). American Asset
Advisers Management Corporation X (a Nebraska corporation) is the
Managing General Partner and H. Kerr Taylor is the Individual
General Partner.

The Partnership acquired two properties in 1993, four properties in 1994, one property in 1995 and one property in 1996. Six of the properties were purchased directly and two through joint ventures at a total price of $9,951,546 including acquisition fees and certain acquisition expenses. Generally, the Partnership leases properties on a "net lease" basis to corporations having a net worth at the time of acquisition in excess of $40,000,000.

A further description of the Partnership's business is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 6 of this Form 10-KSB.

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

Properties

As of December 31, 1997, the Partnership owned eight properties all in fee simple. Four of these properties are located in Texas and one each in Arizona, Georgia, Minnesota and Missouri.

Although the specific terms of each lease vary, a summary of the terms of the leases are as follows:

The primary term of the leases ranges from ten to twenty years. Four of the leases also provide for two to four five-year renewal options. The leases are all "triple-net" leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $52,908 to $256,620. All of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

During 1997, four of the Partnership's leases each contributed more than 15% of the Partnership's total rental income.
Summarized as follows are the significant items pertaining to each of these leases:


                                  Golden Corral    TGIFriday's       Tandy       One Care Health
                                   Corporation        Inc.        Corporation    Industries, Inc.

Lease Term                          15 Years        10 Years        15 Years        10 Years
Expiration Date of Primary Term     March 2008     January 2003   August 2009     January 2005
Renewal Options                         N/A             N/A            N/A        2 terms of 5
                                                                                   years each
Square Footage of Improvements        11,414           8,500         15,000         14,760
Base Annual Rental                $  172,956       $ 180,500      $ 256,620      $ 160,518


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

Financing - Borrowing Policies - No Leverage

The General Partners expect that the Partnership will incur no indebtedness in connection with the operation of the properties. However, in the exercise of their fiduciary duties, the General Partners may elect to borrow funds on behalf of the Partnership, but only if necessary in their judgment to avoid what would otherwise be substantial adverse consequences to the Partnership. All properties will be acquired on a debt-free basis. The Partnership will not issue any senior securities nor will it invest in junior mortgages, junior deeds of trust or similar obligations.

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

Item 2. Properties

As of March 31, 1998, the Partnership owned eight properties in fee simple, six directly and two through joint ventures with affiliated entities. The properties are located in Texas, Arizona, Georgia, Minnesota and Missouri. They are operated as retail stores, as restaurants and as a medical facility.

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

Geographic Location - The properties are located within major metropolitan areas with populations that exceed 250,000.

A total of $9,951,546 has been invested in properties as of December 31, 1997, for the Partnership. This includes land, building and acquisition costs. A further description of the Partnership properties is included in Item 1 and in Schedule III-Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3. Legal Proceedings

The Partnership does not have any material legal proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                             PART II

Item 5. Market for the Issuer's Common Equity and Related Stockholder Matters

As of March 31, 1998, 728 limited partners had subscribed for 11,453.61 Units. No established public trading market currently exists for the Units.

For the years ended December 31, 1997 and 1996 the Partnership paid cash distributions to the Limited Partners (LPs) in the amount of $923,254 and $916,861, respectively. The General Partners (GPs) received distributions of $4,450 and $3,600, respectively. The distributions were paid entirely from the operating profits of the Partnership.

A summary of the distributions by quarter is as follows:

   Quarter                     1997                    1996
    Ended                 GPs        LPs          GPs        LPs

   March 31             $   900   $ 230,218      $    900  $ 229,072
   June 30              $ 1,450   $ 230,561      $    900  $ 229,072
   September 30         $ 1,050   $ 230,997      $    900  $ 229,072
   December 31          $ 1,050   $ 231,478      $    900  $ 229,645

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

AAA has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. AAA's hardware and software are believed to be Year 2000 compliant. Accordingly, the Partnership does not expect to incur any material costs in connection with the compliance of the Year 2000 Issue.

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

As of December 31, 1997, the Partnership had acquired eight properties and had invested $9,951,546, including certain acquisition expenses related to the Partnership's investment in these properties. These expenditures resulted in a corresponding decrease in the Partnership's liquidity.

The Partnership made cash distributions from operations to the limited partners during each quarter of 1997 and 1996, distributing a total of $923,254 and $916,861 respectively to the limited partners.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.) may contribute to capital appreciation of the Partnership properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

RESULTS OF OPERATIONS

Years Ended December 31, 1997 and 1996:

Rental income and equity income from investment in joint ventures increased from $920,928 and $90,501, respectively, in 1996 to $926,344 and $142,054, respectively, in 1997 as the Partnership owned or had an interest in eight properties during 1997 while seven properties were owned for the first nine months in 1996 and the eighth property was purchased in September of 1996. Interest income declined from $25,482 in 1996 to $3,151 in 1997 as funds which had been held in short term investments were used to acquire real estate properties. The Partnership's operating expenses decreased by $6,769 primarily due to a decrease in legal and professional fees. Net income increased to $778,619 from $737,212.

Item 7. Financial Statements and Supplementary Data.

The response to this item is submitted in Item 13(a) of this report and is incorporated herein by reference.

 Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

Item 9. Directors and Executive Officers of the Issuer.

The Issuer has no officers or directors. The Individual and Managing General Partners are as follows:

H. Kerr Taylor, age 47, is the Individual General Partner of the Partnership. Mr. Taylor is a graduate of Trinity University. Mr. Taylor also received a Masters of Business Degree from Southern Methodist University and a Doctor of Jurisprudence from South Texas College of Law. Mr. Taylor has over twenty years experience and has participated in over 300 real estate transactions. Mr. Taylor has served on a board and governing bodies of a bank, numerous private and public corporations and charitable institutions. Mr. Taylor is the president, the sole director and sole shareholder of AAA, a real estate operating company he founded in 1988. Mr. Taylor has served in this capacity since the company's formation.

Mr. Taylor is currently a general partner or principal of a general partner of eleven affiliated limited partnerships. Mr.
Taylor is a member of the National Board of Realtors, Texas
Association of Realtors, and Texas Bar Association.

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

Mr. Wild, age 49, is the Chairman of Securities America, Inc., a registered broker/dealer, which was also the dealer/manager of
the Partnership during the offering period.   Mr. Wild has served
as the Chairman of the Board of Securities America, Inc. since
1984 and also as its President from February 1991 to September
1997. Mr. Wild has also been the Chairman of Financial Dynamics, Inc., the holding company for Securities America, Inc. and certain other financial service companies since September 1985. Realty Assets, Inc. which owns 20 percent of the common stock of the Managing General Partner, is an affiliate of the Dealer/Manager.

The affairs of the Partnership are conducted by AAA. In addition to Mr. Taylor as president, other officers of AAA include:

Tim Kelley, age 50, serves as Vice President of Operations of AAA. Mr. Kelley's career spans over twenty years of debt and equity industry experience. Mr. Kelley has held senior management, compliance and sales responsibilities in Broker/Dealers and in investment banking firms including Lehman Brothers Kuhn Loeb, Oppenheimer and Co., Inc., and McKenna and Company. Mr. Kelley holds the series 24, 27, 7, 3, 15, and 63 NASD licenses. He received his B.S. degree from Kent State University.

Randal Garbs, age 44, serves as Vice President of Acquisitions of AAA. Mr. Garbs is responsible for property acquisitions as well as marketing services to its tenants and developers. Mr. Garbs has over twenty years experience in marketing including acting as CEO of a Houston based service company. Mr. Garbs has earned the series 7 and 63 NASD licenses, the Texas Real Estate license and is a candidate for the CCIM designation. Mr. Garbs received his B.S. and M.B.A. from Houston Baptist University and is active in various community organizations and charitable foundations.

L. Larry Mangum, age 33, serves as Vice President of Finance of AAA. Mr. Mangum is responsible for the financial accounting and reporting relating to the AAA-sponsored partnerships and their properties. He has over ten years of accounting experience, including four years with a public accounting firm. He previously worked for American General Corporation, a national insurance company, from 1991-1996 as part of a team responsible for supervising their reporting activities. Mr. Mangum received a B.B.A. degree in accounting from Stephen F. Austin State University and subsequently earned the CPA designation.

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

These individuals are:

Don Grieb, age 46, is the Director of Development and Acquisitions of AAA. Mr. Grieb has over twenty years experience within the real estate industry including development, investment analysis and administration. Mr. Grieb has served within management of such real estate firms as Hines Interests and AEW. Mr. Grieb received his B.S. and M.B.A. from the University of Illinois and is a registered architect.

Joe Mayer, age 42, is a permanent advisor of AAA responsible for debt and equity issues. Mr. Mayer has over twenty years of experience in business, accounting, investments and real estate transactions. Mr. Mayer is a certified public accountant and worked for a national public accounting firm. Mr. Mayer received his B.B.A. degree in accounting from the University of Kentucky and is a licensed real estate broker.

Jane Costello, age 41, is a certified public accountant and is responsible for the tax accounting related to the AAA-sponsored partnerships and their properties. She has over eighteen years experience as an accountant including over 4 years with a national public accounting firm and the last eight years with her own accounting practice. Ms. Costello received a B.B.A. degree in accounting from the University of Texas.

Item 10. Executive Compensation

Other than as discussed in Item 12, neither the Individual General Partner nor any of the directors and officers of the Managing General Partner received any remuneration from the Issuer. The Individual General Partner and his affiliates received fees and reimbursements of expenses from the Partnership as discussed in Note 9 to the accompanying financial statements.

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1997, no person was known by the Issuer to be the beneficial owner of more than 5% of the Units of the Issuer.

Neither General Partner owns any Units nor does any director or officer of the Managing General Partner own any Units.

Item 12. Certain Relationships and Related Transactions

The Individual General Partner and the Managing General Partner received cash distributions from operations during, or with respect to, the fiscal year ended December 31, 1997 and 1996 of $4,450 and $3,600, respectively. For a description of the share of cash distributions from operations, if any, and fees to which the General Partners are entitled, reference is made to the material contained in the Prospectus under the headings CASH DISTRIBUTIONS AND TAX ALLOCATIONS.

The Issuer has entered into arrangements with AAA pursuant to which AAA has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. AAA is reimbursed for its actual costs associated with performing the foregoing services but does not receive a property management fee. In connection with administrative services rendered to the Partnership, $68,932 and $65,883 was incurred and paid to AAA in 1997 and 1996, respectively. See
Note 9 of the accompanying financial statements.
Mr. Taylor, President of AAA, receives compensation from AAA for services performed for AAA, which may include services rendered in connection with the Issuer. However, the Managing General Partner believes that any compensation relating to services is not material.

                             PART IV

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) (1)  Financial Statements

         Independent Auditors' Report
         Balance Sheet, December 31, 1997
         Statements of Income for the Years Ended December 31,
         1997 and 1996
         Statements of Partnership Equity for the Years Ended December 31, 1997 and 1996
         Statements of Cash Flows for the Years Ended December
         31, 1997 and 1996
         Notes to Financial Statements for the Years Ended December 31, 1997 and 1996

    (2)  Financial Statement Schedules:  See (d) below

    (3)  Exhibits: See (c) below

 (b)     Reports on Form 8-K filed after September 30, 1997:

         None

 (c)     Exhibits

         3          See Exhibit 4(a)

         4 (a) Amended and Restated Certificate and Agreement of Limited Partnership (included as Exhibit A to the prospectus of Issuer dated September 17, 1992 contained in Registration Statement No. 33-47638 of Issuer (the "Prospectus") and incorporated herein by reference).

          4 (b)     Subscription Agreement and Signature Page
                    (included as Exhibit D to the Prospectus and incorporated herein by reference).

         10 (a)(1)  Joint Venture Agreement between Issuer  and
                    AAA Net Realty Fund IX, Ltd. dated March 15,
                    1993  (Incorporated by reference to the
                    exhibit filed with the Issuer's Annual
                    Report on Form 10-K for the fiscal year
                    ended December 31, 1994)

         10 (a)(2)  Agreement of Purchase and Sale between
                    Golden Corral Corporation and AAA Realty
                    IX and X Joint Venture dated March 11,
                    1993 (Incorporated by reference to the
                    exhibit filed with the Issuer's Annual
                    Report on Form 10-K for the fiscal year
                    ended December 31, 1994)

         10 (a)(3)  Lease Agreement between Golden Corral
                    Corporation and AAA Realty IX and X
                    Joint Venture dated March 11, 1993
                    (Incorporated by reference to the
                    exhibit filed with the Issuer's Annual
                    Report on Form 10-K for the fiscal year
                    ended December 31, 1994)

         10 (a)(4)  Contract for Purchase and Sale of Real
                    Estate between Richard Motycka Trustee
                    and Issuer dated November 18, 1993
                    (Incorporated by reference to the
                    exhibit filed with the Issuer's Annual
                    Report on Form 10-K for the fiscal year
                    ended December 31, 1994)

         10 (a)(5)  Assignment and Assumption of Lease
                    between Issuer and Southpoint Shopping
                    Center L.C. dated December 22, 1993
                    (Incorporated by reference to the
                    exhibit filed with the Issuer's Annual
                    Report on Form 10-K for the fiscal year
                    ended December 31, 1994)

         10 (a)(6)  Earnest Money Contract between Issuer
                    and Jefco Development Corporation
                    (Incorporated by reference to the
                    exhibit filed with the Issuer's Annual
                    Report on Form 10-K for the fiscal year
                    ended December 31, 1994)

         10 (a)(7)  Assignment of Lease Agreement between Issuer
                    and Jefco Development Corporation dated
                    March 30, 1994 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

         10 (a)(8)  Real Estate Sales Agreement between
                    Issuer and America's Favorite Chicken
                    Company dated June 13, 1994
                    (Incorporated by reference to the
                    exhibit filed with the Issuer's Annual
                    Report on Form 10-K for the fiscal year
                    ended December 31, 1994)

         10 (a)(9)  Lease Agreement between Issuer and America's
                    Favorite Chicken Company dated July 19, 1994
                    (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

         10 (a)(10) Contract for Purchase and Sale of Real
                    Estate between Issuer and Beechwood
                    Acquisitions, Inc. dated January 13,
                    1994 (Incorporated by reference to the
                    exhibit filed with the Issuer's Annual
                    Report on Form 10-K for the fiscal year
                    ended December 31, 1994)

         10 (a)(11) Assignment and Assumption of Lease
                    between Roseville Partnership No. 20 and
                    Issuer dated August 25, 1994
                    (Incorporated by reference to the
                    exhibit filed with the Issuer's Annual
                    Report on Form 10-K for the fiscal year
                    ended December 31, 1994)

         10 (a)(12) Joint Venture Agreement between Issuer
                    and American Asset Advisers Trust, Inc.
                    dated October 27, 1994 (Incorporated by
                    reference to the exhibit filed with the
                    Issuer's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1994)

         10 (a)(13) Agreement for Purchase and Sale of Real
                    Estate between Issuer and KCBB, Inc.
                    dated October 11, 1994 (Incorporated by
                    reference to the exhibit filed with the
                    Issuer's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1994)

         10 (a)(14) Assignment and Assumption of Lease
                    between KCBB, Inc. and AAA Joint Venture
                    94-1 dated November 11, 1994 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

         10 (a)(15) Agreement for Purchase and Sale of Real
                    Estate between Issuer and TA/ Colony
                    Medical, Ltd. dated October 27, 1994
                    (Incorporated by reference to the
                    exhibit filed with the Issuer's Annual
                    Report on Form 10-K for the fiscal year
                    ended December 31, 1994)

         10 (a)(16) Assignment and Assumption of Lease
                    between TA/Colony Medical, Ltd. and
                    Issuer dated January 17, 1995
                    (Incorporated by reference to the
                    exhibit filed with the Issuer's Annual
                    Report on Form 10-K for the fiscal year
                    ended December 31, 1994)

         10 (a)(17) Joint Venture Agreement between American
                    Asset Advisers Trust, Inc. and AAA Net Realty Fund X, Ltd. and AAA Net Realty Fund XI, Ltd., dated April 5, 1996. (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

          27        Financial Data Schedule.

 (d)      Financial Statements Schedules

          Schedule III - Real Estate Owned and Accumulated Depreciation

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AAA Net Realty Fund X, Ltd.

March 31, 1998                      /s/ H. Kerr Taylor
Date                                H. Kerr Taylor, Individual General Partner

                                    American Asset Advisers Management
                                    Corporation X, Managing General Partner

March 31, 1998                      By: /s/ H. Kerr Taylor
Date                                    H. Kerr Taylor
                                        President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Issuer Registrant and in the capacities and on the dates indicated.


March 31, 1998                      /s/ H. Kerr Taylor
Date                                H. Kerr Taylor
                                    President (Chief Executive Officer
                                    and Chief Financial Officer) and
                                    Director



March 31, 1998                      /s/ Stephen K. Wild
Date                                Stephen K. Wild, Director



March 31, 1998                      /s/ L. Larry Mangum
Date                                L. Larry Mangum (Principal Accounting
                                    Officer)

                        ANNUAL REPORT ON FORM 10-KSB
                 ITEMS 7, 13 (a)  (1) AND (2) AND 13 (d)

                           FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                    AND FINANCIAL STATEMENT SCHEDULE

                  FOR THE YEAR ENDED DECEMBER 31, 1997


                      AAA NET REALTY FUND X, LTD.


                      AAA NET REALTY FUND X, LTD.

                     INDEX TO FINANCIAL STATEMENTS

                                                                          Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                               F-3
Balance Sheet, December 31,1997                                            F-4
Statements of Income for the Years Ended
   December 31, 1997 and 1996                                              F-5
Statements of Partnership Equity for the Years
   Ended December 31, 1997 and 1996                                        F-6
Statements of Cash Flows for the Years Ended
   December 31, 1997 and 1996                                              F-7
Notes to Financial Statements for the Years Ended
   December 31, 1997 and 1996                                      F-8 to F-12

FINANCIAL STATEMENT SCHEDULE:

   Schedule III Real Estate Owned and Accumulated
   Depreciation for the Year Ended December 31, 1997                      F-13

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.


INDEPENDENT AUDITORS' REPORT


AAA Net Realty Fund X, Ltd.

We have audited the accompanying balance sheet of AAA Net Realty Fund X, Ltd. as of December 31, 1997 and the related statements of income, partnership equity and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such fiancial statements present fairly, in all material respects, the financial position of AAA Net Realty Fund X, Ltd. as of December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP


Houston, Texas
March 10, 1998




                       AAA NET REALTY FUND X, LTD.
                        (A LIMITED PARTNERSHIP)
                             BALANCE SHEET
                           DECEMBER 31, 1997

ASSETS
Cash and cash equivalents                                    $  222,419
Accounts receivable                                              14,399
Property:
  Land                                                        2,566,250
  Buildings                                                   5,370,984
                                                              7,937,234
  Accumulated depreciation                                     (544,884)
    Total property                                            7,392,350
Net investment in direct financing leases                       614,958
Investment in joint ventures                                  1,374,557
Other assets:
  Accrued rental income                                         100,794
  Organization costs, net of accumulated amortization
      of $272,245                                                27,755
    Total other assets                                          128,549

TOTAL ASSETS                                                 $9,747,232

LIABILITIES AND PARTNERSHIP EQUITY
Liabilities:
  Accounts payable                                           $   18,967
  Security deposit                                               12,000
    TOTAL LIABILITIES                                            30,967
Partnership equity:
  General partners                                               14,441
  Limited partners                                            9,701,824
    TOTAL PARTNERSHIP EQUITY                                  9,716,265

TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $9,747,232


 See Notes to Financial Statements.


                        AAA NET REALTY FUND X, LTD.
                         (A LIMITED PARTNERSHIP)
                          STATEMENTS OF INCOME


                                                For the Years Ended December 31,
                                                         1997           1996

Revenues:
  Rental income from operating leases                $ 856,318      $ 857,201
  Earned income from direct financing leases            70,026         63,727
  Interest income                                        3,151         25,482
  Equity income from investment in joint ventures      142,054         90,501

    Total revenues                                   1,071,549      1,036,911

Expenses:
  Advisory fees to related party                        68,932         65,883
  Amortization                                          60,000         60,000
  Depreciation                                         144,466        144,466
  Professional fees                                     19,532         29,350

    Total expenses                                     292,930        299,699

Net income                                           $ 778,619      $ 737,212

Allocation of net income:
  General partners                                   $   7,786      $   7,372
  Limited partners                                     770,833        729,840

                                                     $ 778,619      $ 737,212

Net income per unit                                  $   67.98      $   64.36

Weighted average units outstanding                      11,454         11,454


See Notes to Financial Statements.


                        AAA NET REALTY FUND X, LTD.
                         (A LIMITED PARTNERSHIP)
                    STATEMENTS OF PARTNERSHIP EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                      General       Limited
                                      Partners      Partners         Total

Balance at December 31, 1995         $  7,333    $10,041,266       $10,048,599

  Net income                            7,372        729,840           737,212

  Distributions ($80.05 per Limited
                 Partnership Unit)     (3,600)      (916,861)         (920,461)


Balance at December 31, 1996           11,105      9,854,245         9,865,350

  Net income                            7,786        770,833           778,619

  Distributions ($80.61 per Limited
                 Partnership Unit)     (4,450)      (923,254)         (927,704)

Balance at December 31, 1997         $ 14,441    $ 9,701,824       $ 9,716,265



See Notes to Financial Statements.


                      AAA NET REALTY FUND X, LTD.
                        (A LIMITED PARTNERSHIP)
                       STATEMENTS OF CASH FLOWS


                                                For the Years Ended December 31,
                                                          1997          1996

Cash flows from operating activities:
  Net income                                           $ 778,619     $ 737,212
  Adjustments to reconcile net income to net cash
    flows from operating activities:
      Amortization                                        60,000        60,000
      Depreciation                                       144,466       144,466
      Decrease (increase) in accounts receivable         (14,204)       14,585
      Increase (decrease) in accounts payable             17,558        (7,036)
      Cash received from direct financing leases
        in excess of (less than) income recognized        (2,922)        3,376
      Investment in joint ventures:
        Equity income                                   (142,054)      (90,501)
        Distributions received                           142,054        90,501
      Increase in accrued rental income                  (31,342)      (32,222)
        Net cash provided by operating activities        952,175       920,381

Cash flows from investing activities:
  Investment in joint venture                                  -      (662,242)
  Joint venture distributions in excess of income          4,482         7,752
  Change in prepaid acquisition costs                          -        23,231
     Net cash provided by (used in) investing activities   4,482      (631,259)

Cash flows from financing activities:
  Distributions paid to partners                        (927,704)     (920,461)
    Net cash used in financing activities               (927,704)     (920,461)

Net increase (decrease) in cash and cash equivalents      28,953      (631,339)
Cash and cash equivalents at beginning of year           193,466       824,805
Cash and cash equivalents at end of year               $ 222,419     $ 193,466



See Notes to Financial Statements.


                      AAA NET REALTY FUND X, LTD.
                       (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

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

    The Partnership was formed to acquire commercial properties for cash, own, lease, operate, manage and eventually sell the properties. The selection, acquisition and supervision of the operations of the properties is managed by American Asset Advisers Realty Corporation ("AAA"), a related party.

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

    INVESTMENT IN JOINT VENTURES

    The Partnership's interest in joint ventures are accounted for under the equity method whereby the Partnership's investment is increased or decreased by its share of earnings or losses in the joint ventures and also decreased by any distributions. The Partnership owns a minority interest and does not exercise control over the management of the joint ventures.

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

    No cash was paid for income taxes or interest during 1997 or 1996.

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

4.  OPERATING LEASES

    A summary of minimum future rentals, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 1997 are as follows:

                       1998                 $    935,517
                       1999                 $    942,297
                       2000                 $    946,442
                       2001                 $    960,815
                       2002                 $    962,683
                       2003-2016            $  4,303,175


5.  NET INVESTMENT IN DIRECT FINANCING LEASE

    The Partnership's net investment in a direct financing lease at December 31, 1997 included:


    Minimum lease payments receivable         $ 1,328,957
    Unguaranteed residual value                   300,558
    Less: Unearned income                       1,014,557
                                              $   614,958

    A summary of minimum future rentals, exclusive of any renewals, under a noncancellable direct financing lease in existence at December 31, 1997 are as follows:

                       1998                 $      67,103
                       1999                 $      70,237
                       2000                 $      73,892
                       2001                 $      73,892
                       2002                 $      73,892
                       2003-2016            $     969,941

6.  INVESTMENT IN JOINT VENTURES

    On April 5, 1996, the Partnership formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and American Asset Advisers Trust, Inc., entities with common management, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Partnership's interest in the joint venture is 18.25%.

    On October 27, 1994, the Partnership formed a joint venture, AAA Joint Venture 94-1, with American Asset Advisers Trust, Inc., for the purpose of acquiring a property on lease to BlockBuster Music Retail Inc. in Missouri. The Company's interest in the joint venture is 45.16%.

    Summarized financial information for the joint ventures at December 31, 1997 and 1996, are as follows:

                                                     1997             1996
       Land & building,
         net of accumulated depreciation         $ 2,645,823      $ 2,675,195
       Net investment in direct financing lease  $ 2,578,954      $ 2,572,325
       Accounts receivable                       $     2,435      $    15,538
       Accrued rental income                     $    50,602      $    23,148
       Partners' capital                         $ 5,277,814      $ 5,286,206
       Rental income from operating lease        $   179,670      $   179,670
       Equity income from direct financing lease $   405,901      $   123,244
       Net income                                $   556,201      $   273,544

    The Partnership recognized equity income of $142,054 and $90,501 from the joint ventures in 1997 and 1996, respectively.

7.  MAJOR TENANTS

    The Partnership's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 1997 and 1996 under both operating lease and direct financing lease methods of accounting:

                                                       1997          1996

       Golden Corral Corporation (Texas)            $ 172,956     $ 172,956
       TGI Friday's, Inc. (Texas)                   $ 180,500     $ 180,500
       Goodyear Tire & Rubber Company (Texas)       $  52,920     $  52,920
       Tandy Corporation (Minnesota)                $ 256,620     $ 256,620
       America's Favorite Chicken Company (Georgia) $ 102,830     $  97,414
       One Care Health Industries, Inc. (Texas)     $ 160,518     $ 160,518
                 Total                              $ 926,344     $ 920,928


8.  INCOME RECONCILIATION

    A reconciliation of net income for financial reporting purposes to income for federal income tax purposes is as follows for the year ended December 31:

                                                        1997          1996

       Net income for financial reporting purposes   $ 778,619     $ 737,212

       Direct financing lease recorded as operating
       lease for tax reporting purposes                (31,869)      (16,520)

       Accrued rental income                           (38,815)      (37,188)

       Income for tax reporting purposes             $ 707,935     $ 683,504

9.  RELATED PARTY TRANSACTIONS

    The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the Individual General Partner or to any controlling persons of the Managing General Partner. In connection with administrative services rendered to the Partnership, $68,932 and $65,883 was incurred and paid to AAA in 1997 and 1996, respectively.

    See Note 6 for joint venture agreements with entities with common management.


                          AAA NET REALTY FUND X, LTD.
          SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                                                       LIFE ON WHICH
                                                                                                                        DEPRECIATION
                                                                           COST AT                                       IN LATEST
    PROPERTY              ENCUM-                          IMPROVE-     CLOSE OF YEAR     ACCUMULATED  DATE OF   DATE    INCOME STMT
   DESCRIPTION            BRANCES   BUILDING    LAND       MENTS     BUILDING    LAND    DEPRECIATION  CONST.  AQUIRED  IS COMPUTED

PROPERTIES INVESTED IN
UNDER OPERATING LEASES

Golden Corral Restaurant,
 Texas                       $0    $1,105,426   $473,754     $0    $1,105,426   $473,754  $167,689      N/A    03-15-93  31.5 Years

TGI Friday's Restaurant,
 Texas                       $0     1,084,060   $464,597     $0    $1,084,060   $464,597  $111,187      N/A    12-23-93  39 Years

Goodyear Tire & Automotive
 Store, Texas                $0      $377,261    $161,684    $0      $377,261   $161,684   $36,274      N/A    03-31-94  39 Years

Popeye's Chicken
 Restaurant, Georgia         $0            $0    $264,400    $0            $0   $264,400        $0      N/A    07-19-94    N/A

Computer City Super
 Center, Minnesota           $0     1,769,749    $758,464    $0    $1,769,749   $758,464  $151,260      N/A    03-21-94  39 Years

One Care Health
 Industries, Inc., Texas     $0    $1,034,488    $443,351    $0    $1,034,488   $443,351   $78,474      N/A    01-18-95  39 Years


                             $0    $5,370,984  $2,566,250    $0    $5,370,984 $2,566,250  $544,884

PROPERTY OF JOINT VENTURES
IN WHICH THE PARTNERSHIP HAS
AN INTEREST AND HAS INVESTED
IN UNDER AN OPERATING LEASE

Blockbuster Music Store,
 Missouri                    $0      $514,595   $220,541     $0      $514,595   $220,541   $41,234      N/A    11-14-94  39 Years

Just For Feet,
  Arizona                    $0      $463,578   $198,664     $0      $463,578   $198,664   $15,485      N/A    09-11-96  39 Years


                             $0      $978,173   $419,205     $0      $978,173   $419,205   $56,719

PROPERTY INVESTED IN
UNDER DIRECT FINANCING LEASE

Popeye's Chicken
 Restaurant, Georgia         $0      $616,934         $0     $0      $616,934         $0        (2)     N/A    07-19-94     N/A





(1)  Transactions in real estate and accumulated depreciation during 1997 and 1996 for operating lease properties are summarized as follows:

                                                     Accumulated
                                        Cost         Depreciation

Balance at December 31, 1995           $7,937,234    $255,950
Acquisitions                                   $0          $0
Depreciation expense                           $0    $144,466
Balance at December 31, 1996           $7,937,234    $400,416
Acquisitions                                   $0          $0
Depreciation expense                           $0    $144,468
Balance at December 31, 1997           $7,937,234    $544,884

(2)  The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes.  Consequently, depreciation is not applicable.

(3)  The aggregate cost of all properties for Federal Income Tax purposes is $9,951,546 at December 31, 1997.



