Form 10QSB
period 1998-03-31
AAA NET REALTY FUND X LTD
filed 1998-05-15
CIK 887204

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               FORM 10-QSB



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X      Yes         No


                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         AAA NET REALTY FUND X, LTD.
                          (A LIMITED PARTNERSHIP)
                               BALANCE SHEET
                              MARCH 31, 1998
                                (Unaudited)

 ASSETS
 Cash and cash equivalents                                          $  228,118
 Property:
   Land                                                              2,566,250
   Buildings                                                         5,370,984
                                                                     7,937,234
   Accumulated depreciation                                           (581,001)
     Total property                                                  7,356,233
 Net investment in direct financing leases                             615,775
 Investment in joint ventures                                        1,373,459
 Other assets:
   Accrued rental income                                               107,430
   Organization costs, net of accumulated amortization of $287,245      12,755
     Total other assets                                                120,185
 TOTAL ASSETS                                                       $9,693,770

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                                 $    7,735
   Security deposit                                                     12,000
     TOTAL LIABILITIES                                                  19,735
 Partnership equity:
   General partners                                                     14,602
   Limited partners                                                  9,659,433
     TOTAL PARTNERSHIP EQUITY                                        9,674,035
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                           $9,693,770


 See Notes to Financial Statements.

                         AAA NET REALTY FUND X, LTD.
                           (A LIMITED PARTNERSHIP)
                             STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                 (Unaudited)


                                                            Year To Date
                                                         1998           1997
 Revenues:
   Rental income from operating leases                 $216,119       $214,210
   Earned income from direct financing leases            17,594         17,505
   Interest income                                        1,026            832
   Equity income from investment in joint ventures       35,535         35,503

     Total revenues                                     270,274        268,050

 Expenses:
   Advisory fees to related party                        17,283         17,133
   Amortization                                          15,000         15,000
   Depreciation                                          36,116         36,116
   Professional fees                                     10,763          8,881

     Total expenses                                      79,162         77,130

 Net income                                            $191,112       $190,920

 Allocation of net income:
   General partners                                    $  1,911       $  1,909
   Limited partners                                     189,201        189,011

                                                       $191,112       $190,920

 Net income per unit                                   $  16.69       $  16.67

 Weighted average units outstanding                      11,454         11,454



  See Notes to Financial Statements.

                        AAA NET REALTY FUND X, LTD.
                          (A LIMITED PARTNERSHIP)
                         STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                (Unaudited)

                                                             Year To Date
                                                          1998          1997
 Cash flows from operating activities:
   Net income                                          $ 191,112     $ 190,920
   Adjustments to reconcile net income to net cash
     flows from operating activities:
       Amortization                                       15,000        15,000
       Depreciation                                       36,116        36,116
       Decrease (increase) in accounts receivable         14,399       (20,906)
       Increase (decrease) in accounts payable           (11,232)        7,674
       Cash received from direct financing leases
         less than income recognized                        (817)         (728)
       Investment in joint ventures:
         Equity income                                   (35,535)      (35,503)
         Distributions received                           35,535        35,503
       Increase in accrued rental income                  (6,636)       (7,968)
         Net cash provided by operating activities       237,942       220,108

  Cash flows from investing activities:
   Joint venture distributions in excess of income         1,099         1,134
      Net cash provided by investing activities            1,099         1,134

 Cash flows from financing activities:
   Distributions paid to partners                       (233,342)     (231,119)
     Net cash used in financing activities              (233,342)     (231,119)

 Net increase (decrease) in cash and cash equivalents      5,699        (9,877)
 Cash and cash equivalents at beginning of period        222,419       193,466
 Cash and cash equivalents at end of period            $ 228,118     $ 183,589


 See Notes to Financial Statements.

                        AAA NET REALTY FUND X, LTD
                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                               (Unaudited)

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

    For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 1998 or 1997.

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

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 1998 and March 31, 1997.

    The financial statements of AAA Net Realty Fund X, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

3.  RELATED PARTY TRANSACTIONS

    The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $17,283 and $17,133 were incurred and paid to AAA for the three months ended March 31, 1998 and March 31, 1997, respectively.

4.  MAJOR LESSEES

    The following schedule summarizes total rental income by lessee for the three months ended March 31, 1998 and March 31, 1997 under both operating and direct financing leases:

                                                              Year to Date
                                                          1998            1997

    Golden Corral Corporation (Texas)                 $ 43,241        $ 43,241
    TGI Friday's, Inc. (Texas)                          45,126          45,126
    Goodyear Tire & Rubber Company (Texas)              13,227          13,227
    Tandy Corporation (Minnesota)                       64,155          64,155
    America's Favorite Chicken Company (Georgia)        25,926          25,836
    One Care Health Industries, Inc. (Texas)            42,038          40,130
             Total                                    $233,713        $231,715

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

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, revenues totaled $270,274 which included $269,248 from real estate operations and $1,026 of interest income. Revenues for the first quarter of 1998 increased $2,224 from those of the first quarter of 1997 which was attributable to a $2,030 increase in rental income and a slight increase of $194 in interest income. Rental income increased based upon a specified rental adjustment during the first quarter of 1998. Expenses increased from $77,130 in the first quarter of 1997 to $79,162 in the first quarter of 1998 primarily from an increase in professional fees. The Partnership recorded $191,112 of net income for the first quarter of 1998 compared to $190,920 for the first quarter of 1997.

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






                                   AAA Net Realty Fund X, Ltd.
                                   (Issuer)



May 15, 1998                       /s/ H. Kerr Taylor
Date                               H. Kerr Taylor, President of General Partner





May 15, 1998                       /s/ L. Larry Mangum
Date                               L. Larry Mangum
                                   (Principal Accounting Officer)