Form 10QSB
period 1998-06-30
AAA NET REALTY FUND X LTD
filed 1998-08-14
CIK 887204

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               FORM 10-QSB



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


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


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       AAA NET REALTY FUND X, LTD.
                        (A LIMITED PARTNERSHIP)
                             BALANCE SHEET
                             JUNE 30, 1998
                              (Unaudited)

 ASSETS
 Cash and cash equivalents                                    $  234,888
 Property:
   Land                                                        2,566,250
   Buildings                                                   5,370,984
                                                               7,937,234
   Accumulated depreciation                                     (617,117)
     Total property                                            7,320,117
 Net investment in direct financing leases                       616,592
 Investment in joint ventures                                  1,372,369
 Accrued rental income                                           112,158
 TOTAL ASSETS                                                 $9,656,124

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $    6,207
   Security deposit                                               12,000
     TOTAL LIABILITIES                                            18,207
 Partnership equity:
   General partners                                               15,520
   Limited partners                                            9,622,397
     TOTAL PARTNERSHIP EQUITY                                  9,637,917
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $9,656,124


 See Notes to Financial Statements.

                          AAA NET REALTY FUND X, LTD.
                           (A LIMITED PARTNERSHIP)
                             STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                 (Unaudited)

                                                            Quarter              Year To Date
                                                       1998      1997         1998       1997
 Revenues:
   Rental income from operating leases              $214,211   $214,210    $430,330   $428,420
   Earned income from direct financing leases         17,594     17,505      35,188     35,010
   Interest income                                     1,086      1,226       2,112      2,058
   Equity income from investment in joint ventures    35,544     35,511      71,079     71,014

     Total revenues                                  268,435    268,452     538,709    536,502

 Expenses:
   Advisory fees to related party                     17,283     17,233      34,566     34,366
   Amortization                                       12,755     15,000      27,755     30,000
   Depreciation                                       36,118     36,117      72,234     72,233
   Professional fees                                   5,526      3,918      16,289     12,799

     Total expenses                                   71,682     72,268     150,844    149,398

 Net income                                         $196,753   $196,184    $387,865   $387,104

 Allocation of net income:
   General partners                                 $  1,968   $  1,962    $  3,879   $  3,871
   Limited partners                                  194,785    194,222     383,986    383,233

                                                    $196,753   $196,184    $387,865   $387,104

 Net income per unit                                $  17.18   $  17.13    $  33.86   $  33.80

 Weighted average units outstanding                   11,454     11,454      11,454     11,454

  See Notes to Financial Statements.


                        AAA NET REALTY FUND X, LTD.
                          (A LIMITED PARTNERSHIP)
                         STATEMENTS OF CASH FLOWS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                (Unaudited)

                                                             Quarter               Year To Date
                                                        1998        1997         1998        1997
 Cash flows from operating activities:
   Net income                                        $196,753    $196,184     $387,865    $387,104
   Adjustments to reconcile net income to
     net cash flows from operating activities:
       Amortization                                    12,755      15,000       27,755      30,000
       Depreciation                                    36,118      36,117       72,234      72,233
       Decrease (increase) in accounts receivables          -      13,197       14,399      (7,709)
       Increase (decrease) in accounts payable         (1,528)     (5,289)     (12,760)      2,385
       Cash received from direct financing leases
         less than income recognized                     (817)       (728)      (1,634)     (1,456)
       Investment in joint ventures:
         Equity income                                (35,544)    (35,511)     (71,079)    (71,014)
         Distributions received                        35,544      35,511       71,079      71,014
       Increase in accrued rental income               (4,728)     (7,968)     (11,364)    (15,936)
         Net cash provided by operating activities    238,553     246,513      476,495     466,621

  Cash flows from investing activities:
   Joint venture distributions in excess of income      1,088       1,121        2,187       2,255
      Net cash provided by investing activities         1,088       1,121        2,187       2,255

 Cash flows from financing activities:
   Distributions paid to partners                    (232,871)   (232,010)    (466,213)   (463,129)
     Net cash used in financing activities           (232,871)   (232,010)    (466,213)   (463,129)

 Net increase in cash and cash equivalents              6,770      15,624       12,469       5,747
 Cash and cash equivalents at beginning of period     228,118     183,589      222,419     193,466
 Cash and cash equivalents at end of period          $234,888    $199,213     $234,888    $199,213


 See Notes to Financial Statements.


                        AAA NET REALTY FUND X, LTD
                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                               (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   AAA Net Realty Fund X, Ltd. ("the Partnership"), is a limited partnership formed April 15, 1992, under the laws of the State of Nebraska. American Asset Advisers Management Corporation X (a Nebraska corporation) is the managing general partner and
   H. Kerr Taylor is the individual general partner.

   The Partnership was formed to acquire commercial properties for cash, own, lease, operate, manage and eventually sell the properties. Prior to June 5, 1998, the selection, acquisition, and supervision of the operations of the properties was managed by American Asset Advisers Realty Corporation ("AAA"), a related party. Beginning June 5, 1998, the supervision of the operations of the properties is managed by AmREIT Operating Corporation, ("AmREIT"), a related party.

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

   The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles.
   The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 1998 and June 30, 1997.

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

3. RELATED PARTY TRANSACTIONS

   The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, a total of $17,283 and $34,566 were incurred and paid to AAA or AmREIT for the three and six months ended June 30, 1998, respectively and $17,233 and $34,366 were incurred and paid to AAA for the three and six months ended June 30, 1997, respectively.

4. MAJOR LESSEES

   The following schedule summarizes total rental income by lessee for the three and six months ended June 30, 1998 and June 30, 1997 under both operating and direct financing leases:


                                                         Quarter            Year to Date
                                                    1998       1997       1998       1997

    Golden Corral Corporation (Texas)           $  43,241  $  43,241  $  86,482  $  86,482
    TGI Friday's, Inc. (Texas)                     45,126     45,126     90,252     90,252
    Goodyear Tire & Rubber Company (Texas)         13,227     13,227     26,454     26,454
    Tandy Corporation (Minnesota)                  64,155     64,155    128,310    128,310
    America's Favorite Chicken Company (Georgia)   25,926     25,836     51,852     51,672
    One Care Health Industries, Inc. (Texas)       40,130     40,130     82,168     80,260
          Total                                 $ 231,805  $ 231,715  $ 465,518  $ 463,430


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

AmREIT has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. AmREIT's hardware and software are believed to be Year 2000 compliant. Accordingly, the Partnership does not expect to incur any material costs in connection with the compliance of the Year 2000 Issue.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 1998, revenues totaled $268,435 which included $267,349 from real estate operations and $1,086 of interest income. Revenues for the second quarter of 1998 remained unchanged from those of the second quarter of 1997. Expenses decreased slightly from $72,268 in the second quarter of 1997 to $71,682 in the second quarter of 1998 primarily from an decrease in amortization expense partially offset by an increase in professional fees. The Partnership recorded $196,753 of net income for the second quarter of 1998 compared to $196,184 for the second quarter of 1997.

For the six months ended June 30, 1998, revenues totaled $538,709 which included $536,597 from real estate operations and $2,112 of interest income. Revenues for the first six months of 1998 increased $2,207 from those of the first six months of 1997 which was attributable to a $2,153 increase in rental income and a slight increase of $54 in interest income. Rental income increased based upon a specified rental adjustment during the first six months of 1998. Expenses increased from $149,398 in the first six months of 1997 to $150,844 in the first six months of 1998 primarily from an increase in professional fees partially offset by a decrease in amortization. The Partnership recorded $387,865 of net income for the first six months of 1998 compared to $387,104 for the first six months of 1997.

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



                                   AAA Net Realty Fund X, Ltd.
                                   (Issuer)



August 14, 1998                    /s/ H. Kerr Taylor
Date                               H. Kerr Taylor, President of General Partner





August 14, 1998                    /s/ L. Larry Mangum
Date                               L. Larry Mangum
                                   (Principal Accounting Officer)


