Form 10QSB
period 1998-09-30
AAA NET REALTY FUND X LTD
filed 1998-11-13
CIK 887204

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               FORM 10-QSB



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


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

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         AAA NET REALTY FUND X, LTD.
                          (A LIMITED PARTNERSHIP)
                              BALANCE SHEET
                            SEPTEMBER 30, 1998
                               (Unaudited)

 ASSETS
 Cash and cash equivalents                                    $  236,929
 Property:
   Land                                                        2,566,250
   Buildings                                                   5,370,984
                                                              ----------
                                                               7,937,234
   Accumulated depreciation                                     (653,234)
                                                              ----------
     Total property                                            7,284,000

 Net investment in direct financing leases                       617,409
 Investment in joint ventures                                  1,371,288
 Accrued rental income                                           116,886
                                                              ----------
 TOTAL ASSETS                                                 $9,626,512
                                                              ==========

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $    1,014
   Security deposit                                               12,000
                                                              ----------
     TOTAL LIABILITIES                                            13,014

 Partnership equity:
   General partners                                               16,063
   Limited partners                                            9,597,435
                                                              ----------
     TOTAL PARTNERSHIP EQUITY                                  9,613,498

 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $9,626,512
                                                              ==========

 See Notes to Financial Statements.


                         AAA NET REALTY FUND X, LTD.
                          (A LIMITED PARTNERSHIP)
                            STATEMENTS OF INCOME
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                (Unaudited)


                                                           Quarter                  Year To Date
                                                      1998         1997         1998         1997
 Revenues:
   Rental income from operating leases             $214,210     $214,213     $644,540     $642,633
   Earned income from direct financing leases        17,594       17,505       52,782       52,515
   Interest income                                    1,846          496        3,958        2,554
   Equity income from investment in joint ventures   35,554       35,517      106,633      106,531
                                                   --------     --------     --------     --------
     Total revenues                                 269,204      267,731      807,913      804,233

 Expenses:
   Advisory fees to related party                    17,283       17,283       51,849       51,649
   Amortization                                           -       15,000       27,755       45,000
   Depreciation                                      36,116       36,117      108,350      108,350
   Professional fees                                  6,509        3,338       22,798       16,137
                                                   --------     --------     --------     --------
     Total expenses                                  59,908       71,738      210,752      221,136

 Net income                                        $209,296     $195,993     $597,161     $583,097
                                                   ========     ========     ========     ========

 Allocation of net income:
   General partners                                $  2,093     $  1,960     $  5,972     $  5,831
   Limited partners                                 207,203      194,033      591,189      577,266
                                                   --------     --------     --------     --------
                                                   $209,296     $195,993     $597,161     $583,097
                                                   ========     ========     ========     ========

 Net income per unit                               $  18.27     $  17.11     $  52.14     $  50.91
                                                   ========     ========     ========     ========

 Weighted average units outstanding                  11,454       11,454       11,454       11,454
                                                   ========     ========     ========     ========


  See Notes to Financial Statements.



                        AAA NET REALTY FUND X, LTD.
                         (A LIMITED PARTNERSHIP)
                         STATEMENTS OF CASH FLOWS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                (Unaudited)


                                                            Quarter                 Year To Date
                                                       1998        1997         1998        1997
 Cash flows from operating activities:
   Net income                                       $209,296    $195,993     $597,161    $583,097
   Adjustments to reconcile net income to net cash
     flows from operating activities:
       Amortization                                        -      15,000       27,755      45,000
       Depreciation                                   36,116      36,117      108,350     108,350
       Decrease (increase) in accounts receivable          -         289       14,399      (7,420)
       Increase (decrease) in accounts payable        (5,193)        129      (17,953)      2,514
       Cash received from direct financing leases
         less than income recognized                    (817)       (728)      (2,451)     (2,184)
       Investment in joint ventures:
         Equity income                               (35,554)    (35,517)    (106,633)   (106,531)
         Distributions received                       35,554      35,517      106,633     106,531
       Increase in accrued rental income              (4,728)     (7,968)     (16,092)    (23,904)
                                                    --------    --------     --------    --------
         Net cash provided by operating activities   234,674     238,832      711,169     705,453

  Cash flows from investing activities:
   Joint venture distributions in excess of income     1,082       1,115        3,269       3,370
                                                    --------    --------     --------    --------
      Net cash provided by investing activities        1,082       1,115        3,269       3,370

 Cash flows from financing activities:
   Distributions paid to partners                   (233,715)   (232,046)    (699,928)   (695,175)
                                                    --------    --------     --------    --------
     Net cash used in financing activities          (233,715)   (232,046)    (699,928)   (695,175)

 Net increase in cash and cash equivalents             2,041       7,901       14,510      13,648
 Cash and cash equivalents at beginning of period    234,888     199,213      222,419     193,466
                                                    --------    --------     --------    --------
 Cash and cash equivalents at end of period         $236,929    $207,114     $236,929    $207,114
                                                    ========    ========     ========    ========


 See Notes to Financial Statements.


                        AAA NET REALTY FUND X, LTD
                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                               (Unaudited)

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

  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles.
  The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 1998 and September 30, 1997.

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

3.  RELATED PARTY TRANSACTIONS

  The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, a total of $17,283 and $51,849 were incurred and paid to AAA or AmREIT for the three and nine months ended September 30, 1998, respectively and $17,283 and $51,649 were incurred and paid to AAA for the three and nine months ended September 30, 1997, respectively.

4.  MAJOR LESSEES

  The following schedule summarizes total rental income by lessee for the three and nine months ended September 30, 1998 and September 30, 1997 under both operating and direct financing leases:

                                             Quarter              Year to Date
                                         1998       1997        1998       1997

  Golden Corral Corporation (Texas)   $ 43,241   $ 43,241    $129,723   $129,723
  TGI Friday's, Inc. (Texas)            45,126     45,126     135,378    135,378
  Goodyear Tire & Rubber Company
   (Texas)                              13,227     13,227      39,681     39,681
  Tandy Corporation (Minnesota)         64,155     64,155     192,465    192,465
  America's Favorite Chicken Company
   (Georgia)                            25,925     25,839      77,777     77,511
  One Care Health Industries, Inc.
   (Texas)                              40,130     40,130     122,298    120,390
                                      --------   --------    --------   --------
      Total                           $231,804   $231,718    $697,322   $695,148

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

AmREIT is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Partnership believes that the cost of remediation associated with its computer systems will be minimal and the remediation is anticipated to be completed in the third quarter of 1999. The other essential component of the Year 2000 issue is to ensure that the Partnership's significant tenants are assessed for Year 2000 compliance. The Partnership has initiated discussions with its significant tenants in order to assess their readiness for the Year 2000 issue. Due to the nature of the tenants' businesses, the Partnership does not believe the Year 2000 issue will materially impact the tenants' ability to pay rent. However, the failure of one or more tenants as a result of the Year 2000 issue could have a material adverse effect on the Partnership's results of operation or financial position. Upon completion of its assessment program, the Partnership will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the Year 2000 issue. Though the Partnership does not expect the Year 2000 issue to have a material adverse effect on its results of operation or financial position there can be no assurances of that position.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 1998, revenues totaled $269,204 which included $267,358 from real estate operations and $1,846 of interest income. Revenues for the third quarter of 1998 increased slightly from those of the third quarter of 1997 due to an increase in interest income. Expenses decreased from $71,738 in the third quarter of 1997 to $59,908 in the third quarter of 1998 primarily from a decrease in amortization expense partially offset by an increase in professional fees. The Partnership recorded $209,296 of net income for the third quarter of 1998 compared to $195,993 for the third quarter of 1997.

For the nine months ended September 30, 1998, revenues totaled $807,913 which included $803,955 from real estate operations and $3,958 of interest income. Revenues for the first nine months of 1998 increased $3,680 from those of the first nine months of 1997 which was attributable to a $2,276 increase in rental income and an increase of $1,404 in interest income. Rental income increased based upon a specified rental adjustment during the first nine months of 1998. Expenses decreased from $221,136 in the first nine months of 1997 to $210,752 in the first nine months of 1998 primarily from a decrease in amortization partially offset by an increase in professional fees. The Partnership recorded $597,161 of net income for the first nine months of 1998 compared to $583,097 for the first nine months of 1997.

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






                                 AAA Net Realty Fund X, Ltd.
                                 (Issuer)



November 13, 1998                /s/ H. Kerr Taylor
Date                             H. Kerr Taylor, President of General Partner





November 13, 1998                /s/ L. Larry Mangum
Date                             L. Larry Mangum (Principal Accounting Officer)