Form 10KSB
period 1998-12-31
AAA NET REALTY FUND X LTD
filed 1999-04-01
CIK 887204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] Annual Report  Pursuant to Section 13 or 15(d) of the  Securities  Exchange
    Act of 1934

                   For the fiscal year ended December 31, 1998
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                           Commission File No. 0-25436

                           AAA NET REALTY FUND X, LTD.
                 (Name of small business issuer in its charter)

Nebraska                                            76-0381949
(State or other jurisdiction of          I.R.S. Employer or Identification No.)
Incorporation or organization)

8 Greenway Plaza, Suite 824
Houston, Texas                                        77046
(Address of principle executive offices)           (Zip Code)

Issuer's telephone number, including area code (713) 850-1400

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                      Units of Limited Partnership Interest

                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year: $1,076,576

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

The Partnership acquired two properties in 1993, four properties in 1994, one property in 1995 and one property in 1996. Six of the properties were purchased directly and two through joint ventures at a total price of $9,951,546 including acquisition fees and certain acquisition expenses. Generally, the Partnership leases properties on a "net lease" basis to corporations having a net worth at the time of acquisition in excess of $40 million.

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

Properties

As of December 31, 1998, the Partnership owned eight properties all in fee simple. Four of these properties are located in Texas and one each in Arizona, Georgia, Minnesota and Missouri.

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

During 1998, four of the Partnership's leases each contributed more than 15% of the Partnership's total rental income. Summarized as follows are the significant items pertaining to each of these leases:



                                    Golden Corral    TGI Friday's          Tandy          One Care Health
                                     Corporation         Inc.           Corporation       Industries, Inc.
                                     -----------         ----           -----------       ----------------


Lease Term                             15 Years        10 Years          15 Years          10 Years
Expiration Date of Primary Term       March 2008     January 2003      August 2009       January 2005
Renewal Options                          N/A              N/A              N/A           2 terms of 5
                                                                                           years each
Square Footage of Improvements         11,414            8,500           15,000              14,760
Base Annual Rental                  $  172,956        $ 180,500        $ 256,620          $  161,154

All of the Partnership's leases specify a minimum amount of insurance coverage required to be carried by each tenant. Management of the Partnership believes that the insurance policies required to be carried by the tenants will adequately cover the replacement cost of the properties and any personal liability losses which the tenants may sustain.

Property Management

Prior to June 5, 1998, the supervision of the operations of the properties was managed by American Asset Advisers Realty Corporation, ("AAA"), a related party.
Beginning June 5, 1998, the supervision of the operations of the properties is managed by AmREIT Realty Investment Corporation, ("ARIC"), a related party. Such management includes providing leasing services in connection with identifying and qualifying prospective tenants, assisting in the negotiation of the leases, providing quarterly financial statements, receiving and depositing monthly lease payments, periodic verification of tenants' payments of real estate taxes and insurance coverage, and periodic inspection of properties and tenants' sales records where applicable. The Managing General Partner or such affiliates are reimbursed for administrative services at cost. The tenants are responsible, at their expense, for day-to-day on-site management and maintenance of the properties.

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

Sale of Properties

The  General  Partners  expect that most of the  properties  will be sold six to twelve  years  after  acquisition.  The  determination  of whether a  particular
property   should  be  sold  or  otherwise   disposed  of  will  be  made  after
consideration  of  performance  of the property and market  conditions  and will depend,  in part, on the economic benefits of continued  ownership.  In deciding whether to sell  properties,  the General Partners will consider factors such as potential capital  appreciation,  cash flow and federal income tax consequences.
The General  Partners or their  affiliates may perform various  substantial real estate  brokerage  functions in  connection  with the sale of  properties by the
Partnership.




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

Employees

The overall  management  decisions of the  Partnership  are made by the Managing
General Partner, American Asset Advisers Management Corporation X, which delegates certain day to day functions to the officers of ARIC, consultants and employees of ARIC. The Partnership itself has no employees.

Item 2. Properties

As of March 31, 1999, the Partnership owned eight properties in fee simple, six directly and two through joint ventures with affiliated entities. The properties are located in Texas, Arizona, Georgia, Minnesota and Missouri. They are operated as retail stores, as restaurants and as a medical facility.

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

Leases - Tenants are companies whose net worth exceeds a minimum of $40 million.
Tenants are diversified by business type and are represented by the following types of business: automotive, consumer electronics, consumer entertainment, consumer retail, full service restaurants, fast food restaurants and medical facilities.

Geographic Location - The properties are located within major metropolitan areas with populations that exceed 250,000.

A total of $9,980,107 has been invested in properties as of December 31, 1998, for the Partnership. This includes land, building and acquisition costs. A further description of the Partnership properties is included in Item 1 and in
Schedule III-Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3. Legal Proceedings

The Partnership does not have any material legal proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.




                                     PART II

Item 5. Market for the Issuer's Common Equity and Related Stockholder Matters

As of March 31, 1999, 720 limited  partners had subscribed for 11,453.61  Units.
No established public trading market currently exists for the Units.

For the years ended December 31, 1998 and 1997 the Partnership paid cash distributions to the Limited Partners (LPs) in the amount of $927,972 and $923,254, respectively. The General Partners (GPs) received distributions of
$5,400 and $4,450, respectively. The distributions were paid entirely from the operating profits of the Partnership.

A summary of the distributions by quarter is as follows:

                                       1998                          1997
         Quarter                       ----                          ----
          Ended                  GPs         LPs               GPs         LPs
          -----                  ---         ---               ---         ---

        March 31              $ 1,750    $ 231,592         $    900    $ 230,218
        June 30               $ 1,050    $ 231,821         $  1,450    $ 230,561
        September 30          $ 1,550    $ 232,165         $  1,050    $ 230,997
        December 31           $ 1,050    $ 232,394         $  1,050    $ 231,478

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

The Partnership's investment strategy of acquiring properties for all cash and leasing them under net leases to corporations minimizes the Partnership's operating expenses. The General Partners believe that net rental income from the leases will generate cash flow in excess of Partnership operating expenses.
Since the leases generally have remaining terms of 4 to 20 years and provide for specified rental increases in excess of the initial base rent, it is anticipated that Partnership income will increase over time. The Partnership intends to distribute a significant portion of its cash available for distribution unless it becomes necessary to maintain additional reserves.

As of December 31, 1998, the Partnership had acquired eight properties and had invested $9,980,107, including certain acquisition expenses related to the Partnership's investment in these properties. These expenditures resulted in a corresponding decrease in the Partnership's liquidity.

The Partnership made cash distributions from operations to the limited partners during each quarter of 1998 and 1997, distributing a total of $927,972 and $923,254 respectively to the limited partners.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.) may contribute to capital appreciation of the Partnership properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

RESULTS OF OPERATIONS

Years Ended December 31, 1998 and 1997:

Rental income and equity  income from  investment  in joint  ventures  increased slightly  from  $926,344  and  $142,054,  respectively,  in 1997 to $927,857 and
$142,195,  respectively,  in 1998. Interest income increased from $3,151 in 1997 to $6,524 in 1998 as a result of an increase in average  invested  capital.  The
Partnership's  operating  expenses  decreased  by  $19,324  primarily  due  to a
decrease  in  amortization   partially  offset  by  an  increase  in  legal  and
professional fees. Net income increased to $802,970 from $778,619.

This  information  contains  forward-looking  statements  within the  meaning of
Section 27A of the  Securities  Act of 1933 and  Section  21E of the  Securities
Exchange Act of 1934.  Although the Partnership  believes that the  expectations
reflected  in  such   forward-looking   statements  are  based  upon  reasonable
assumptions, the Partnership's actual results could differ materially from those set forth in the  forward-looking  statements.  Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate  market  conditions,  the ability of the  Partnership  to locate  suitable  tenants for its  properties and the ability of tenants to make payments under their respective leases.


YEAR 2000 COMPLIANCE

The operations of the Partnership are relatively simple and is managed by ARIC, a subsidiary of AmREIT, Inc. (the "Company"). The following disclosures have been made in the Form 10-KSB of the Company:

The Year  2000  problem  ("Y2K")  concerns  the  inability  of  information  and
non-information   technology   systems  to   properly   recognize   and  process
date-sensitive  information  beyond January 1, 2000.  The Company's  information technology system consists of a network of personal  computers and servers built using  hardware  and  software  from  mainstream  suppliers.  The Company has no internally  generated  programmed  software  coding  to  correct,  as all of the software  utilized  by the  Company  is  purchased  or  licensed  from  external providers.

In 1998,  the  Company  formed a Year 2000  committee  (the "Y2K  Team") for the
purpose  of  identifying,   understanding  and  addressing  the  various  issues
associated  with the Year 2000  problems.  The Y2K Team consists of members from the Company,  including  representatives from senior management,  accounting and computer consultants. The Y2K Team's initial step in assessing the Company's Y2K readiness  consists of  identifying  any systems  that are  date-sensitive  and,




accordingly, could have potential Y2K problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Company's systems could have a potential Y2K problem.

The  Company's   information  system  is  comprised  of  hardware  and  software applications  from  mainstream  suppliers;  accordingly,  the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Y2K compliance of their products.  In addition,  the Y2K Team has also requested and is evaluating  documentation  from other  companies with which the Company has a material  third party  relationship,  including  the  Company's  tenants,  major vendors,  financial  institutions and the Company's  transfer agent. The Company depends on its tenants for rents and cash flows, its financial  institutions for availability  of cash and financing and its transfer agent to maintain and track investor  information.  Although  the  Company  continues  to  receive  positive responses from its third party relationships regarding their Y2K compliance, the
Company  cannot be assured that the tenants,  financial  institutions,  transfer agent and other vendors have adequately  considered the impact of the Year 2000.
The Company does not expect the Y2K impact of third parties to have a materially adverse effect on its results of operation or financial position.

The Company has identified and has implemented upgrades for certain hardware equipment. In addition, the Company has identified certain software applications which will require upgrades to become Year 2000 compliant. The Company expects all of these upgrades as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Company to be completed by September 30, 1999. The Company does not expect the aggregate cost of the Year 2000 remedial measures to exceed $10,000.

Based upon the progress the Company has made in addressing its Year 2000 issues, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. The Company plans to address its significant Year 2000 issues prior to being affected by them; therefore, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance, the Company will develop contingency plans as deemed necessary at that time.


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

None.



                                    PART III

Item 9. Directors and Executive Officers of the Issuer.

The Issuer has no officers or directors. The Individual and Managing General
Partners are as follows:

H. Kerr Taylor,  age 48, is the Individual  General Partner of the  Partnership.
Mr. Taylor is a graduate of Trinity University. Mr. Taylor also received a Masters of Business Degree from Southern Methodist University and a Doctor of
Jurisprudence from South Texas College of Law. Mr. Taylor has over twenty years experience and has participated in over 300 real estate transactions. Mr. Taylor has served on a board and governing bodies of a bank, numerous private and public corporations and charitable institutions.

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

Mr. Wild, age 50, is the former Chairman of Securities America, Inc., a registered broker/dealer, which was also the dealer/manager of the Partnership during the offering period. Mr. Wild served as the Chairman of the Board of Securities America, Inc. from 1984 to 1998 and also as its President from February 1991 to September 1997. Mr. Wild also served as the
Chairman of Financial  Dynamics,  Inc.,  the holding  company for  Securities
America,  Inc. and certain  other  financial  service companies  from  September
1985 until October of 1998. Realty Assets, Inc. which owns 20 percent of the common stock of the Managing General Partner, is an affiliate of the Dealer/Manager.

The affairs of the Partnership are conducted by ARIC. In addition to Mr. Taylor as president, other officers of ARIC include:

Tim Kelley,  age 51, serves as Vice President of Capital  Markets of ARIC. Mr.
Kelley's  career spans over twenty years of debt and equity industry experience.
Mr. Kelley has held senior management, compliance and sales responsibilities in Broker/Dealers and in investment banking firms including Lehman Brothers Kuhn
Loeb, Oppenheimer and Co., Inc., and McKenna and Company. Mr. Kelley holds the series 24, 27, 7, 3, 15, and 63 NASD licenses. He received his B.S. degree from
Kent State University.

Randal Garbs,  age 45, serves as Vice President of Capital Markets of ARIC.
Mr. Garbs is responsible for capital formation as well as marketing services to its tenants and developers. Mr. Garbs has over twenty years experience in marketing including acting as COO of a Houston based service company.
Mr. Garbs has earned the series 7 and 63 NASD licenses, the Texas Real Estate license and the CCIM designation. Mr. Garbs received his B.S. and M.B.A. from



Houston Baptist University and is active in various community organizations and charitable foundations.

L. Larry Mangum, age 34, serves as Chief Financial Officer of ARIC. Mr. Mangum is responsible for the financial accounting and reporting relating to the ARIC-sponsored partnerships and their properties. He has over eleven years of accounting experience, including four years with a public accounting firm. He previously worked for American General Corporation, a national insurance company, from 1991-1996 as part of a team responsible for supervising their reporting activities. Mr. Mangum received a B.B.A. degree in accounting from Stephen F. Austin State University and subsequently earned the CPA designation.

Other   individuals  who  are  specialists  in  their   respective   fields  are
periodically  employed by ARIC and are engaged on an as-needed  basis to perform services on behalf of the  Partnership or the Managing  General Partner or both.
These  individuals are not employees of the Partnership or the Managing  General
Partner nor are they employees of other  ARIC-sponsored  partnerships,  although they do perform various services and activities for those partnerships.

These individuals are:

Don Grieb, age 47, is the Director of Development and  Acquisitions of ARIC.
Mr. Grieb has over twenty years experience within the real estate industry including development, investment analysis and administration. Mr. Grieb has served within management of such real estate firms as Hines Interests and AEW.
Mr. Grieb received his B.S. and M.B.A. from the University of Illinois and is a registered architect.

Jane Costello, age 42, is a certified public accountant and is responsible for the tax accounting related to the ARIC-sponsored partnerships and their properties. She has over nineteen years experience as an accountant including over 4 years with a national public accounting firm and the last nine years with her own accounting practice. Ms. Costello received a B.B.A. degree in accounting from the University of Texas.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1998, no person was known by the Issuer to be the beneficial owner of more than 5% of the Units of the Issuer. Neither General Partner owns any Units nor does any director or officer of the Managing General Partner own any Units.

Item 12. Certain Relationships and Related Transactions

The Individual General Partner and the Managing General Partner received cash distributions from operations during, or with respect to, the fiscal year ended
December 31, 1998 and 1997 of $5,400 and $4,450, respectively. For a description of the share of cash distributions from operations, if any, and fees to which the General Partners are entitled, reference is made to the material contained in the Prospectus under the headings CASH DISTRIBUTIONS AND TAX ALLOCATIONS.


Prior to June 5, 1998, the supervision of the operations of the properties was managed by AAA, a related party. Beginning June 5, 1998, the supervision of the operations of the properties is managed by ARIC, a related party. The Issuer has entered into arrangements with ARIC pursuant to which ARIC has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. ARIC is reimbursed for its actual costs associated with performing the foregoing services but does not receive a property management fee. In connection with administrative services rendered to the Partnership, $74,734 and $68,932 was incurred and paid to ARIC and AAA in 1998 and 1997, respectively. See Note 9 of the accompanying financial statements.

Mr. Taylor, President of ARIC, receives compensation from ARIC for services performed for ARIC, which may include services rendered in connection with the Issuer. However, the Managing General Partner believes that any compensation relating to services is not material.






                                     PART IV

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.


 (a) (1)        Financial Statements

                Independent Auditors' Report
                Balance Sheet, December 31, 1998
                Statements  of Income for the Years Ended  December 31, 1998 and
                1997  Statements  of  Partnership  Equity  for the  Years  Ended
                December  31,  1998 and 1997  Statements  of Cash  Flows for the
                Years  Ended  December  31,  1998  and 1997  Notes to  Financial
                Statements for the Years Ended December 31, 1998 and 1997

     (2)        Financial Statement Schedules:  See (d) below

     (3)        Exhibits: See (c) below

 (b)            Reports on Form 8-K filed after September 30, 1998:

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

                4  (b)        Subscription  Agreement  and  Signature  Page
                              (included  as  Exhibit  D to  the  Prospectus  and
                              incorporated herein by reference).

                10 (a) (1)    Joint  Venture  Agreement  between  Issuer and AAA
                              Net  Realty  Fund IX, Ltd. dated  March 15,  1993
                              (Incorporated  by reference to the exhibit filed
                              with the Issuer's  Annual Report on Form 10-K for
                              the fiscal year ended December 31, 1994)

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

                10 (a) (5)    Assignment and Assumption of Lease between Issuer
                              and Southpoint Shopping Center L.C. dated December
                              22, 1993 (Incorporated by reference to the exhibit
                              filed with the Issuer's Annual Report on Form 10-K
                              for the fiscal year ended December 31, 1994)

                10 (a) (6)    Earnest Money Contract between Issuer and Jefco
                              Development Corporation (Incorporated by reference
                              to the exhibit filed with the Issuer's Annual
                              Report on Form 10-K for the fiscal year ended
                              December 31, 1994)

                10 (a) (7)    Assignment of Lease Agreement  between Issuer and
                              Jefco Development Corporation dated March 30, 1994
                              (Incorporated  by reference to the exhibit filed
                              with the Issuer's  Annual Report on Form 10-K for
                              the fiscal year ended December 31, 1994)

                10 (a) (8)    Real Estate Sales Agreement between Issuer and
                              America's  Favorite Chicken Company dated June
                              13, 1994 (Incorporated by reference to the exhibit
                              filed with the Issuer's Annual Report on Form 10-K
                              for the fiscal year ended December 31, 1994)

                10 (a) (9)    Lease  Agreement  between  Issuer  and  America's
                              Favorite  Chicken  Company  dated  July  19,  1994
                              (Incorporated  by reference to the exhibit filed
                              with the Issuer's  Annual Report on Form 10-K for
                              the fiscal year ended December 31, 1994)

                10 (a) (10)   Contract for Purchase and Sale of Real Estate
                              between Issuer and Beechwood  Acquisitions,  Inc.
                              dated January 13, 1994 (Incorporated by reference
                              to the exhibit filed with the Issuer's Annual
                              Report on Form 10-K for the fiscal year ended
                              December 31, 1994)

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

                10 (a) (12)   Joint Venture Agreement between Issuer and
                              American Asset Advisers Trust, Inc. dated October
                              27, 1994 (Incorporated by reference to the exhibit
                              filed with the Issuer's Annual Report on Form 10-K
                              for the fiscal year ended December 31, 1994)

                10 (a) (13)   Agreement for Purchase and Sale of Real Estate
                              between  Issuer and KCBB,  Inc. dated October 11,
                              1994 (Incorporated  by reference to the exhibit
                              filed with the Issuer's Annual Report on Form 10-K
                              for the fiscal year ended December 31, 1994)

                10 (a) (14)   Assignment  and  Assumption of Lease between KCBB,
                              Inc. and AAA Joint Venture 94-1 dated November 11,
                              1994  (Incorporated by reference to the exhibit
                              filed with the Issuer's Annual Report on Form 10-K
                              for the fiscal year ended December 31, 1994)

                10 (a) (15)   Agreement  for Purchase and Sale of Real Estate
                              between Issuer and TA/ Colony  Medical, Ltd. dated
                              October 27, 1994 (Incorporated by reference to the
                              exhibit filed with the Issuer's  Annual Report on
                              Form 10-K for the fiscal year ended December
                              31, 1994)





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

                                      AAA Net Realty Fund X, Ltd.

                                      /s/ H. Kerr Taylor
March 31, 1999                        ------------------
Date                                  H. Kerr Taylor, Individual General Partner

                                      American Asset Advisers Management
                                      Corporation X, Managing General Partner

                                      By: /s/ H. Kerr Taylor
March 31, 1999                        ----------------------
Date                                  H. Kerr Taylor
                                      President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Issuer Registrant and in the capacities and on the dates indicated .


                                      /s/ H. Kerr Taylor
March 31, 1999                        ------------------
Date                                  H. Kerr Taylor
                                      President (Principal Executive Officer)
                                      and Director



                                      /s/ Stephen K. Wild
March 31, 1999                        -------------------
Date                                  Stephen K. Wild, Director


                                      /s/ L. Larry Mangum
March 31, 1999                        -------------------
Date                                  L. Larry Mangum, Chief Financial Officer
                                      (Principal Accounting Officer)























             ANNUAL  REPORT ON FORM 10-KSB  ITEMS 7, 13 (a) (1) AND
                                 (2) AND 13 (d)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                        AND FINANCIAL STATEMENT SCHEDULE

                      FOR THE YEAR ENDED DECEMBER 31, 1998


                           AAA NET REALTY FUND X, LTD.








                           AAA NET REALTY FUND X, LTD.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                                 F-3
Balance Sheet, December 31,1998                                              F-4
Statements of Income for the Years Ended
   December 31, 1998 and 1997                                                F-5
Statements of Partnership Equity for the Years
   Ended December 31, 1998 and 1997                                          F-6
Statements of Cash Flows for the Years Ended
   December 31, 1998 and 1997                                                F-7
Notes to Financial Statements for the Years Ended
   December 31, 1998 and 1997                                        F-8 to F-12


FINANCIAL STATEMENT SCHEDULE:

Schedule III Real Estate Owned and Accumulated
Depreciation for the Year Ended December 31, 1998                           F-13

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.



















INDEPENDENT AUDITORS' REPORT


AAA Net Realty Fund X, Ltd.

We have audited the accompanying balance sheet of AAA Net Realty Fund X, Ltd. as of December 31, 1998 and the related  statements of income,  partnership  equity and cash flows for each of the two years in the period ended  December 31, 1998.
Our audits also included the financial  statement  schedule listed in the Index.
These   financial   statements   and  financial   statement   schedule  are  the
responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Net Realty Fund X, Ltd. as of December
31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 1999






                          AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                DECEMBER 31, 1998

 ASSETS
 Cash and cash equivalents                                    $        241,636
 Accounts receivable                                                     1,170
 Property:
   Land                                                              2,566,250
   Buildings                                                         5,370,984
                                                              ----------------
                                                                     7,937,234
   Accumulated depreciation                                           (689,350)
                                                              ----------------
     Total property                                                  7,247,884
                                                              ----------------
 Net investment in direct financing leases                             618,232
 Investment in joint ventures                                        1,370,213
 Accrued rental income                                                 120,342
                                                              ----------------
 TOTAL ASSETS                                                 $      9,599,477
                                                              ================

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $          1,614
   Security deposit                                                     12,000
                                                              ----------------
     TOTAL LIABILITIES                                                  13,614
                                                              ----------------
 Partnership equity:
   General partners                                                     17,071
   Limited partners                                                  9,568,792
                                                              ----------------
     TOTAL PARTNERSHIP EQUITY                                        9,585,863
                                                              ----------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $      9,599,477
                                                              ================








 See Notes to Financial Statements.



                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME


                                                For the Years Ended December 31,
                                                        1998           1997
                                                        ----           ----
 Revenues:
   Rental income from operating leases             $   857,483    $   856,318
   Earned income from direct financing leases           70,374         70,026
   Interest income                                       6,524          3,151
   Equity income from investment in joint ventures     142,195        142,054
                                                       -------        -------

     Total revenues                                  1,076,576      1,071,549
                                                     ---------      ---------

 Expenses:
   Advisory fees to related party                       74,734         68,932
   Amortization                                         27,755         60,000
   Depreciation                                        144,466        144,466
   Professional fees                                    26,651         19,532
                                                        ------         ------

     Total expenses                                    273,606        292,930
                                                       -------        -------

 Net income                                        $   802,970    $   778,619
                                                   ===========    ===========

 Allocation of net income:
   General partners                                $     8,030    $     7,786
   Limited partners                                    794,940        770,833
                                                       -------        -------

                                                   $   802,970    $   778,619
                                                   ===========    ===========

 Net income per unit                               $     70.10    $     67.98
                                                   ===========    ===========

 Weighted average units outstanding                     11,454         11,454
                                                        ======         ======








See Notes to Financial Statements.




                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                        STATEMENTS OF PARTNERSHIP EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                            General      Limited
                                            Partners     Partners        Total
                                            --------     --------        -----
 Balance at December 31, 1996            $   11,105  $  9,854,245  $  9,865,350

   Net income                                 7,786       770,833       778,619

   Distributions ($80.61 per Limited
                  Partnership Unit)          (4,450)     (923,254)     (927,704)
                                             ------      --------      --------

 Balance at December 31, 1997                14,441     9,701,824     9,716,265

   Net income                                 8,030       794,940       802,970

   Distributions ($81.02 per Limited
                  Partnership Unit)          (5,400)     (927,972)     (933,372)
                                             ------      --------      --------

 Balance at December 31, 1998            $   17,071  $  9,568,792  $  9,585,863
                                         ==========  ============  ============




















See Notes to Financial Statements.




                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                For the Years Ended December 31,
                                                         1998            1997
                                                         ----            ----
 Cash flows from operating activities:
   Net income                                       $   802,970     $   778,619
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Amortization                                      27,755          60,000
       Depreciation                                     144,466         144,466
       Decrease (increase) in accounts
         receivable                                      13,229         (14,204)
       (Decrease) increase in accounts
         payable                                        (17,353)         17,558
       Cash received from direct financing
         leases less than income recognized              (3,274)         (2,922)
       Investment in joint ventures:
         Equity income                                 (142,195)       (142,054)
         Distributions received                         142,195         142,054
       Increase in accrued rental income                (19,548)        (31,342)
                                                        -------         -------
         Net cash provided by operating
           activities                                   948,245         952,175
                                                        -------         -------

  Cash flows from investing activities:
   Joint venture distributions in excess
     of income                                            4,344           4,482
                                                          -----           -----
      Net cash provided by investing activities           4,344           4,482
                                                          -----           -----

 Cash flows from financing activities:
   Distributions paid to partners                      (933,372)       (927,704)
                                                       --------        --------
     Net cash used in financing activities             (933,372)       (927,704)
                                                       --------        --------

 Net increase in cash and cash equivalents               19,217          28,953
 Cash and cash equivalents at beginning of year         222,419         193,466
                                                        -------         -------
 Cash and cash equivalents at end of year           $   241,636     $   222,419
                                                    ===========     ===========






See Notes to Financial Statements.





                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

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

      The Partnership was formed to acquire commercial properties for cash, own, lease, operate, manage and eventually sell the properties. Prior to June
      5, 1998, the supervision of the operations of the properties was managed by American Asset Advisers Realty Corporation, ("AAA"), a related party.
      Beginning June 5, 1998, the supervision of the operations of the properties is managed by AmREIT Realty Investment Corporation, ("ARIC"), a related party.

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

      No cash was paid for income taxes or interest during 1998 or 1997.

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

4.    OPERATING LEASES

      A summary of minimum future rentals, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 1998 are as follows:

                                 1999             $   942,297
                                 2000             $   946,442
                                 2001             $   960,815
                                 2002             $   962,683
                                 2003             $   827,308
                                 2004-2016        $ 3,475,867





5.    NET INVESTMENT IN DIRECT FINANCING LEASE

      The  Partnership's  net investment in a direct financing lease at December
      31, 1998 included:


      Minimum lease payments receivable                 $  1,261,854
      Unguaranteed residual value                            300,558
      Less: Unearned income                                  944,180
                                                        ------------
                                                        $    618,232
                                                        ============

      A summary of minimum future rentals, exclusive of any renewals, under a noncancellable direct financing lease in existence at December 31, 1998 are as follows:

                                  1999            $  70,237
                                  2000            $  73,892
                                  2001            $  73,892
                                  2002            $  73,892
                                  2003            $  73,892
                                  2004-2016       $ 896,049

6.    INVESTMENT IN JOINT VENTURES

      On April 5,  1996,  the  Partnership  formed a joint  venture,  AAA  Joint
      Venture  96-1,  with  AAA Net  Realty  Fund XI,  Ltd.  and  AmREIT,  Inc.,
      (formerly American Asset Advisers Trust, Inc.), entities with common management, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The
      Partnership's interest in the joint venture is 18.25%.

      On October 27, 1994, the  Partnership  formed a joint  venture,  AAA Joint
      Venture 94-1, with AmREIT, Inc., for the purpose of acquiring a property on lease to BlockBuster Music Retail Inc. in Missouri. The Company's interest in the joint venture is 45.16%.

      Summarized financial information for the joint ventures at December 31, 1998 and 1997, is as follows:

                                                          1998            1997
                                                          ----            ----
        Land & building,
           net of accumulated depreciation           $ 2,616,454     $ 2,645,823
        Net investment in direct financing lease     $ 2,586,324     $ 2,578,954
        Accounts receivable                          $     2,435     $     2,435
        Accrued rental income                        $    78,055     $    50,602
        Partners' capital                            $ 5,283,268     $ 5,277,814
        Rental income from operating lease           $   179,670     $   179,670
        Equity income from direct financing lease    $   406,648     $   405,901
        Net income                                   $   556,948     $   556,201

      The Partnership recognized equity income of $142,195 and $142,054 from the joint ventures in 1998 and 1997, respectively.





7.    MAJOR TENANTS

      The Partnership's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 1998 and 1997 under both operating lease and direct financing lease methods of accounting:

                                                         1998             1997
                                                         ----             ----

        Golden Corral Corporation (Texas)            $ 172,956         $ 172,956
        TGI Friday's, Inc. (Texas)                     180,500           180,500
        Goodyear Tire & Rubber Company (Texas)          52,920            52,920
        Tandy Corporation (Minnesota)                  256,620           256,620
        America's Favorite Chicken Company (Georgia)   103,707           102,830
        One Care Health Industries, Inc. (Texas)       161,154           160,518
                                                     ---------         ---------
                 Total                               $ 927,857         $ 926,344
                                                     =========         =========


8.    INCOME RECONCILIATION

      A reconciliation of net income for financial  reporting purposes to income for federal  income tax purposes is as follows for the year ended December
      31:
                                                             1998         1997
                                                             ----         ----

        Net income for financial reporting purposes     $  802,970   $  778,619

        Direct financing lease recorded as operating
          lease for tax reporting purposes                 (32,355)     (31,869)

        Accrued rental income                              (27,022)     (38,815)
                                                        ----------   ----------

        Income for tax reporting purposes               $  743,593   $  707,935
                                                        ==========   ==========

9.    RELATED PARTY TRANSACTIONS

      The   Partnership   Agreement   provides   for   the   reimbursement   for
      administrative  services  necessary  for  the  prudent  operation  of  the
      Partnership  and its assets with the exception  that no  reimbursement  is
      permitted  for  rent,  utilities,  capital  equipment,   salaries,  fringe
      benefits or travel expenses allocated to the Individual General Partner or to any controlling  persons of the Managing General Partner. In connection with  administrative  services  rendered to the  Partnership,  $74,734 and
      $68,932  was  incurred  and  paid  to  ARIC  and  AAA in  1998  and  1997, respectively.

      See Note 6 for joint venture agreements with entities with common management.







                           AAA NET REALTY FUND X, LTD.
          SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998




                                                                                                                         LIFE ON
                                                                                                                         WHICH
                                                                                                                         DEPRE. IN
                                                                                                                         LATEST
                                                                                                                         INCOME
PROPERTY                    ENCUM-                       IMPROVE-  COST AT CLOSE OF YEAR   ACCUM.  DATE OF    DATE       STMT. IS
DESCRIPTION                 BRANCES  BUILDING     LAND    MENTS     BUILDING      LAND     DEPRE.   CONST.   ACQUIRED    COMPUTED
-----------                 -------  --------     ----    -----     --------      ----     ------   ------   --------    --------

PROPERTIES INVESTED IN
UNDER OPERATING LEASES



Golden Corral Restaurant,
  Texas                       $0    $1,105,426   $473,754    $0   $1,105,426   $473,754   $202,785   N/A     03-15-93     31.5 Years

TGI Friday's Restaurant,
  Texas                       $0    $1,084,060   $464,597    $0   $1,084,060   $464,597   $138,982   N/A     12-23-93       39 Years

Goodyear Tire & Automotive
  Store, Texas                $0      $377,261   $161,684    $0     $377,261   $161,684    $45,948   N/A     03-31-94       39 Years

Popeye's Chicken Restaurant,
  Georgia                     $0            $0   $264,400    $0           $0   $264,400         $0   N/A     07-19-94         N/A

Computer City Super Center,
  Minnesota                   $0    $1,769,749   $758,464    $0   $1,769,749   $758,464   $196,639   N/A     03-21-94       39 Years

One Care Health Industries,
  Inc., Texas                 $0    $1,034,488   $443,351    $0   $1,034,488   $443,351   $104,996   N/A     01-18-95       39 Years
                              --    ----------   --------    --   ----------   --------   --------


                              $0    $5,370,984 $2,566,250    $0   $5,370,984 $2,566,250   $689,350
                              ==    ========== ==========    ==   ========== ==========   ========

PROPERTY OF JOINT VENTURES
IN WHICH THE PARTNERSHIP HAS
AN INTEREST AND HAS INVESTED
IN UNDER AN OPERATING LEASE
AND A DIRECT FINANCING LEASE

Blockbuster Music Store,
  Missouri                    $0      $531,236   $220,541    $0     $531,236   $220,541    $54,428   N/A     11-14-94       39 Years

Just For Feet, Arizona        $0      $474,200   $198,664    $0     $474,200   $198,664        (2)   N/A     09-11-96         N/A
                              --      --------   --------    --     --------   --------        --            -- -- --


                              $0    $1,005,436   $419,205    $0   $1,005,436   $419,205    $54,428
                              ==    ==========   ========    ==   ==========   ========    =======

PROPERTY INVESTED IN
UNDER DIRECT FINANCING LEASE

Popeye's Chicken Restaurant,
  Georgia                     $0    $618,232           $0    $0     $618,232         $0        (2)   N/A     07-19-94         N/A
                              ==    ========           ==    ==     ========         ==        ==





(1) Transactions in real estate and accumulated depreciation during 1998 and 1997 for operating lease properties are summarized as follows:

                                                     Accumulated
                                        Cost         Depreciation
                                        ----         ------------
Balance at December 31, 1996           $7,937,234    $400,416
Acquisitions                                   $0          $0
Depreciation expense                           $0    $144,468
                                       ----------    --------
Balance at December 31, 1997           $7,937,234    $544,884
Acquisitions                                   $0          $0
Depreciation expense                           $0    $144,466
                                       ----------    --------
Balance at December 31, 1998           $7,937,234    $689,350
                                       ==========    ========

(2) The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes.
     Consequently, depreciation is not applicable.

(3) The aggregate cost of all properties for Federal Income Tax purposes is $9,980,107 at December 31, 1998.
