Form 10QSB
period 1999-03-31
AAA NET REALTY FUND X LTD
filed 1999-05-14
CIK 887204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934


For the transition period from ---------- to ----------


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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

 ASSETS
 Cash and cash equivalents                          $     218,246
 Accounts receivable                                       27,961
 Property:
   Land                                                 2,566,250
   Buildings                                            5,370,984
                                                    -------------
                                                        7,937,234
   Accumulated depreciation                              (725,467)
                                                    -------------
     Total property                                     7,211,767
                                                    -------------
 Net investment in direct financing leases                619,119
 Investment in joint ventures                           1,369,157
 Other assets:
   Accrued rental income                                  128,142
   Deferred lease costs                                    31,765
   Accumulated amortization                                  (784)
                                                    -------------
     Total other assets                                   159,123
                                                    -------------
 TOTAL ASSETS                                       $   9,605,373
                                                    =============

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                 $      33,489
   Security deposit                                        12,000
                                                    -------------
     TOTAL LIABILITIES                                     45,489
                                                    -------------
 Partnership equity:
   General partners                                        17,307
   Limited partners                                     9,542,577
                                                    -------------
     TOTAL PARTNERSHIP EQUITY                           9,559,884
                                                    -------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY           $   9,605,373
                                                    =============



 See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)



                                                    1999           1998
                                                    ----           ----
 Revenues:
   Rental income from operating leases         $   217,283    $   216,119
   Earned income from direct financing leases       17,668         17,594
   Interest income                                     912          1,026
   Equity income from investment in
     joint ventures                                 35,574         35,535
                                               -----------    -----------

     Total revenues                                271,437        270,274
                                               -----------    -----------

 Expenses:
   Advisory fees to related party                   19,716         17,283
   Amortization                                        784         15,000
   Depreciation                                     36,117         36,116
   Professional fees                                 6,212         10,763
                                               -----------    -----------

     Total expenses                                 62,829         79,162
                                               -----------    -----------

 Net income                                    $   208,608    $   191,112
                                               ===========    ===========

 Allocation of net income:
   General partners                            $     2,086    $     1,911
   Limited partners                                206,522        189,201
                                               -----------    -----------

                                               $   208,608    $   191,112
                                               ===========    ===========

 Net income per unit                           $     18.21    $     16.69
                                               ===========    ===========

 Weighted average units outstanding                 11,454         11,454
                                               ===========    ===========






See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                           1999           1998
                                                           ----           ----
Cash flows from operating activities:
  Net income                                         $   208,608    $   191,112
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Amortization                                           784         15,000
      Depreciation                                        36,117         36,116
      (Increase) decrease in accounts receivable         (26,791)        14,399
      Increase (decrease) in accounts payable             31,875        (11,232)
      Cash received from direct financing leases
        less than income recognized                         (891)          (817)
      Investment in joint ventures:
        Equity income                                    (35,574)       (35,535)
        Distributions received                            35,574         35,535
      Increase in accrued rental income                   (7,800)        (6,636)
      Increase in deferred lease costs                   (31,765)             -
                                                     -----------    -----------
        Net cash provided by operating activities        210,137        237,942
                                                     -----------    -----------

Cash flows from investing activities:
  Joint venture distributions in excess of income          1,060          1,099
                                                     -----------    -----------
    Net cash provided by investing activities              1,060          1,099
                                                     -----------    -----------

Cash flows from financing activities:
  Distributions paid to partners                        (234,587)      (233,342)
                                                     -----------    -----------
    Net cash used in financing activities               (234,587)      (233,342)
                                                     -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                            (23,390)         5,699
Cash and cash equivalents at beginning of period         241,636        222,419
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   218,246    $   228,118
                                                     ===========    ===========







See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

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

     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 1999 or 1998.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 1999 and 1998.

     The financial statements of AAA Net Realty Fund X, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $51,481 and $17,283 were incurred and $19,716 and $17,283 were expensed for the three months ended
     March 31, 1999 and 1998, respectively.

4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three months ended March 31, 1999 and 1998, respectively, under both operating and direct financing leases:

                                                             Year to Date
                                                        1999              1998
                                                        ----              ----

     Golden Corral Corporation (Texas)              $  43,241         $  43,241
     TGI Friday's, Inc. (Texas)                        45,126            45,126
     Goodyear Tire & Rubber Company (Texas)            13,227            13,227
     Tandy Corporation (Minnesota)                     64,155            64,155
     America's Favorite Chicken Company (Georgia)      25,666            25,926
     One Care Health Industries, Inc. (Texas)          43,536            42,038
                                                   -----------       -----------
                       Total                         $234,951          $233,713
                                                   ===========       ===========

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

The operations of the Partnership are relatively simple and are managed by ARIC, a subsidiary of AmREIT, Inc. (the "Company"). The following disclosure has been made in the Form 10-KSB of the Company.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 1999, revenues totaled $271,437 which included $270,525 from real estate operations and $912 of interest income. Revenues for the first quarter of 1999 increased $1,163 from those of the first quarter of 1998 which was attributable to a $1,277 increase in rental income and a slight decrease of $114 in interest income. Rental income increased based upon a specified rental adjustment during the first quarter of 1999. Expenses decreased from $79,162 in the first quarter of 1998 to $62,829 in the first quarter of 1999 primarily from a decrease in professional fees and a decrease in amortization expense. The Partnership recorded $208,608 of net income for the first quarter of 1999 compared to $191,112 for the first quarter of 1998.

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






                                  AAA Net Realty Fund X, Ltd.
                                  (Issuer)



May 14, 1999                      /s/ H. Kerr Taylor
------------                      ------------------
Date                              H. Kerr Taylor, President of General Partner





May 14, 1999                      /s/ L. Larry Mangum
------------                      -------------------
Date                              L. Larry Mangum (Principal Accounting Officer)