Form 10QSB
period 1999-06-30
AAA NET REALTY FUND X LTD
filed 1999-08-16
CIK 887204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)

 ASSETS
 Cash and cash equivalents                                    $    251,269
 Accounts receivable                                                   781
 Property:
   Land                                                          2,566,250
   Buildings                                                     5,370,984
                                                              ------------
                                                                 7,937,234
   Accumulated depreciation                                       (761,583)
                                                              ------------
     Total property                                              7,175,651
                                                              ------------
 Net investment in direct financing leases                         620,010
 Investment in joint ventures                                    1,366,816
 Other assets:
   Accrued rental income                                           135,654
   Deferred lease costs                                             31,765
   Accumulated amortization                                         (1,568)
                                                              ------------
     Total other assets                                            165,851
                                                              ------------
 TOTAL ASSETS                                                 $  9,580,378
                                                              ============

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $     32,666
   Security deposit                                                 12,000
                                                              ------------
     TOTAL LIABILITIES                                              44,666
                                                              ------------
 Partnership equity:
   General partners                                                 18,355
   Limited partners                                              9,517,357
                                                              ------------
     TOTAL PARTNERSHIP EQUITY                                    9,535,712
                                                              ------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $  9,580,378
                                                              ============



 See Notes to Financial Statements.
                                        2



                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                  Quarter                      Year To Date

                                             1999          1998            1999           1998
                                             ----          ----            ----           ----
 Revenues:
   Rental income from operating leases  $  217,281     $  214,211     $  434,564     $  430,330
   Earned income from direct financing
    leases                                  17,668         17,594         35,336         35,188
   Interest income                             638          1,086          1,550          2,112
   Equity income from investment in
    joint ventures                          35,582         35,544         71,156         71,079
                                        ----------     ----------     ----------     ----------

     Total revenues                        271,169        268,435        542,606        538,709
                                        ----------     ----------     ----------     ----------

 Expenses:
   Advisory fees to related party           19,716         17,283         39,432         34,566
   Amortization                                784         12,755          1,568         27,755
   Depreciation                             36,116         36,118         72,233         72,234
   Professional fees                         4,708          5,526         10,920         16,289
                                        ----------     ----------     ----------     ----------

     Total expenses                         61,324         71,682        124,153        150,844
                                        ----------     ----------     ----------     ----------

 Net income                             $  209,845     $  196,753     $  418,453     $  387,865
                                        ==========     ==========     ==========     ==========

 Allocation of net income:
   General partners                     $    2,099     $    1,968     $    4,185     $    3,879
   Limited partners                        207,746        194,785        414,268        383,986
                                        ----------     ----------     ----------     ----------

                                        $  209,845     $  196,753     $  418,453     $  387,865
                                        ==========     ==========     ==========     ==========

 Net income per unit                    $    18.32     $    17.18     $    36.53     $    33.86
                                        ==========     ==========     ==========     ==========

 Weighted average units outstanding         11,454         11,454         11,454         11,454
                                        ==========     ==========     ==========     ==========




 See Notes to Financial Statements.
                                        3




                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                      Quarter                      Year To Date

                                                 1999           1998            1999          1998
                                                 ----           ----            ----          ----
 Cash flows from operating activities:
   Net income                                $  209,845     $  196,753     $  418,453     $  387,865
   Adjustments to reconcile net income
     to net cash flows from operating
     activities:
       Amortization                                 784         12,755          1,568         27,755
       Depreciation                              36,116         36,118         72,233         72,234
       Decrease in accounts receivable           27,181              -            390         14,399
       Increase (decrease)in accounts payable      (823)        (1,528)        31,052        (12,760)
       Cash received from direct financing
         leases less than income recognized        (891)          (817)        (1,782)        (1,634)
       Investment in joint ventures:
         Equity income                          (35,582)       (35,544)       (71,156)       (71,079)
         Distributions received                  35,582         35,544         71,156         71,079
       Increase in accrued rental income         (7,511)        (4,728)       (15,311)       (11,364)
       Increase in leasing commissions                -              -        (31,765)             -
                                             ----------     ----------     ----------     ----------
         Net cash provided by operating
           activities                           264,701        238,553        474,838        476,495
                                             ----------     ----------     ----------     ----------

  Cash flows from investing activities:
   Joint venture distributions in excess
     of income                                    2,338          1,088          3,398          2,187
                                             ----------     ----------     ----------     ----------
      Net cash provided by investing activities   2,338          1,088          3,398          2,187
                                             ----------     ----------     ----------     ----------

 Cash flows from financing activities:
   Distributions paid to partners              (234,016)      (232,871)      (468,603)      (466,213)
                                             ----------     ----------     ----------     ----------
     Net cash used in financing activities     (234,016)      (232,871)      (468,603)      (466,213)
                                             ----------     ----------     ----------     ----------

 Net increase in cash and cash equivalents       33,023          6,770          9,633         12,469
 Cash and cash equivalents at beginning
   of period                                    218,246        228,118        241,636        222,419
                                             ----------     ----------     ----------     ----------
 Cash and cash equivalents at end of period  $  251,269     $  234,888     $  251,269     $  234,888
                                             ==========     ==========     ==========     ==========






 See Notes to Financial Statements.
                                        4

                           AAA NET REALTY FUND X, LTD
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 1999 and 1998.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, a total of $19,716 and $39,432 were incurred and paid to ARIC for the three and six months ended June 30, 1999, respectively and $17,283 and $34,566 were incurred and paid to AAA or ARIC for the three and six months ended June 30, 1998, respectively.

4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three and six months ended June 30, 1999 and 1998 under both operating and direct financing leases:

                                                         Quarter                Year to Date

                                                     1999        1998         1999          1998
                                                     ----        ----         ----          ----

     Golden Corral Corporation (Texas)           $  43,241    $  43,241    $  86,482    $  86,482
     TGI Friday's, Inc. (Texas)                     45,126       45,126       90,252       90,252
     Goodyear Tire & Rubber Company (Texas)         13,227       13,227       26,454       26,454
     Tandy Corporation (Minnesota)                  64,155       64,155      128,310      128,310
     America's Favorite Chicken Company (Georgia)   25,664       25,926       51,330       51,852
     One Care/Memorial Hermann Hospital (Texas)     43,536       40,130       87,072       82,168
                                                 ---------    ---------    ---------    ---------
           Total                                 $ 234,949    $ 231,805    $ 469,900    $ 465,518
                                                 =========    =========    =========    =========


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

RESULTS OF OPERATIONS

For the three months ended June 30, 1999, revenues totaled $271,169 which included $270,531 from real estate operations and $638 of interest income. Revenues for the second quarter of 1999 increased slightly from those of the second quarter of 1998. Expenses decreased from $71,682 in the second quarter of 1998 to $61,324 in the second quarter of 1999 primarily from a decrease in amortization and professional expenses partially offset by an increase in advisory fees. The Partnership recorded $209,845 of net income for the second quarter of 1999 compared to $196,753 for the second quarter of 1998.

For the six months ended June 30, 1999, revenues totaled $542,606 which included $541,056 from real estate operations and $1,550 of interest income. Revenues for the first six months of 1999 increased $3,897 from those of the first six months of 1998 which was attributable to a $4,234 increase in rental income and a slight decrease of $562 in interest income. Rental income increased based upon a specified rental adjustment during the first six months of 1999. Expenses decreased from $150,844 in the first six months of 1998 to $124,153 in the first six months of 1999 primarily from a decrease in professional and amortization fees partially offset by an increase in advisory fees. The Partnership recorded $418,453 of net income for the first six months of 1999 compared to $387,865 for the first six months of 1998.

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






                                  AAA Net Realty Fund X, Ltd.
                                  (Issuer)



August 13, 1999                   /s/ H. Kerr Taylor
---------------                   ------------------
Date                              H. Kerr Taylor, President of General Partner





August 13, 1999                   /s/ L. Larry Mangum
---------------                   -------------------
Date                              L. Larry Mangum (Principal Accounting Officer)