Form 10QSB
period 1999-09-30
AAA NET REALTY FUND X LTD
filed 1999-11-15
CIK 887204

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number:         0-25436

                          AAA NET REALTY FUND X, LTD.

     NEBRASKA LIMITED PARTNERSHIP                  IRS IDENTIFICATION NO.
                                                   76-0381949

     8 GREENWAY PLAZA, SUITE 824                   HOUSTON, TX 77046
                                                   (713) 850-1400

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  [X] Yes   [_] No

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          AAA NET REALTY FUND X, LTD.
                            (A LIMITED PARTNERSHIP)
                                 BALANCE SHEET
                              SEPTEMBER 30, 1999
                                  (Unaudited)

 ASSETS
 Cash and cash equivalents                                        $   284,429
 Accounts receivable                                                   14,412
 Property:
       Land                                                         2,566,250
       Buildings                                                    5,370,984
                                                                  -----------
                                                                    7,937,234
       Accumulated depreciation                                      (797,700)
                                                                  -----------
            Total property                                          7,139,534
                                                                  -----------
 Net investment in direct financing leases                            618,565
 Investment in joint ventures                                       1,363,834
 Other assets:
       Accrued rental income                                          143,165
       Deferred lease costs                                            31,765
       Accumulated amortization                                        (2,352)
                                                                  -----------
            Total other assets                                        172,578
                                                                  -----------
 TOTAL ASSETS                                                     $ 9,593,352
                                                                  ===========
 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
       Accounts payable                                           $    66,413
       Security deposit                                                12,000
                                                                  -----------
            TOTAL LIABILITIES                                          78,413
                                                                  -----------
 Partnership equity:
       General partners                                                19,441
       Limited partners                                             9,495,498
                                                                  -----------
            TOTAL PARTNERSHIP EQUITY                                9,514,939
                                                                  -----------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                         $ 9,593,352
                                                                  ===========


See Notes to Financial Statements.

                          AAA NET REALTY FUND X, LTD.
                            (A LIMITED PARTNERSHIP)
                             STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)


                                                                         QUARTER                          YEAR TO DATE
                                                                  1999             1998               1999            1998
                                                                 ------           ------             ------          ------
 Revenues:
       Rental income from operating leases                     $ 217,362        $ 214,210          $ 651,926       $ 644,540
       Earned income from direct financing leases                 17,668           17,594             53,004          52,782
       Interest income                                               436            1,846              1,986           3,958
       Equity income from investment in joint ventures            35,594           35,554            106,750         106,633
                                                               ---------        ---------          ---------       ---------
           Total revenues                                        271,060          269,204            813,666         807,913
                                                               ---------        ---------          ---------       ---------
 Expenses:
       Advisory fees to related party                             19,716           17,283             59,148          51,849
       Amortization                                                  784                -              2,352          27,755
       Depreciation                                               36,117           36,116            108,350         108,350
       Professional fees                                             857            6,509             11,777          22,798
                                                               ---------        ---------          ---------       ---------
           Total expenses                                         57,474           59,908            181,627         210,752
                                                               ---------        ---------          ---------       ---------
 Net income                                                    $ 213,586        $ 209,296          $ 632,039       $ 597,161
                                                               =========        =========          =========       =========
 Allocation of net income:
       General partners                                        $   2,135        $   2,093          $   6,320       $   5,972
       Limited partners                                          211,451          207,203            625,719         591,189
                                                               ---------        ---------          ---------       ---------
                                                               $ 213,586        $ 209,296          $ 632,039       $ 597,161
                                                               =========        =========          =========       =========
 Net income per unit                                           $   18.65        $   18.27          $   55.18       $   52.14
                                                               =========        =========          =========       =========
 Weighted average units outstanding                               11,454           11,454             11,454          11,454
                                                               =========        =========          =========       =========

See Notes to Financial Statements.

                          AAA NET REALTY FUND X, LTD.
                            (A LIMITED PARTNERSHIP)
                           STATEMENTS OF CASH FLOWS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                                           Quarter                            Year To Date
                                                                   1999              1998                1999             1998
                                                                  ------            ------              ------           ------
Cash flows from operating activities:
   Net income                                                   $ 213,586         $ 209,296          $ 632,039        $ 597,161
   Adjustments to reconcile net income to net cash
        flows from operating activities:
            Amortization                                              784                 -              2,352           27,755
            Depreciation                                           36,117            36,116            108,350          108,350
            (Increase) decrease in accounts receivable            (13,632)                -            (13,242)          14,399
            Increase (decrease) in accounts payable                33,747            (5,193)            64,799          (17,953)
            Cash received from direct financing leases
                 greater (less) than income recognized              1,456              (817)              (326)          (2,451)
            Investment in joint ventures:
                 Equity income                                    (35,594)          (35,554)          (106,750)        (106,633)
                 Distributions received                            35,594            35,554            106,750          106,633
            Increase in accrued rental income                      (7,512)           (4,728)           (22,823)         (16,092)
            Increase in leasing commissions                             -                 -            (31,765)               -
                                                                ---------         ---------          ---------        ---------
                 Net cash provided by operating activities        264,546           234,674            739,384          711,169
                                                                ---------         ---------          ---------        ---------
Cash flows from investing activities:
   Joint venture distributions in excess of income                  2,974             1,082              6,372            3,269
                                                                ---------         ---------          ---------        ---------
         Net cash provided by investing activities                  2,974             1,082              6,372            3,269
                                                                ---------         ---------          ---------        ---------
Cash flows from financing activities:
   Distributions paid to partners                                (234,360)         (233,715)          (702,963)        (699,928)
                                                                ---------         ---------          ---------        ---------
        Net cash used in financing activities                    (234,360)         (233,715)          (702,963)        (699,928)
                                                                ---------         ---------          ---------        ---------
Net increase in cash and cash equivalents                          33,160             2,041             42,793           14,510
Cash and cash equivalents at beginning of period                  251,269           234,888            241,636          222,419
                                                                ---------         ---------          ---------        ---------
Cash and cash equivalents at end of period                      $ 284,429         $ 236,929          $ 284,429        $ 236,929
                                                                =========         =========          =========        =========

See Notes to Financial Statements.

                          AAA NET REALTY FUND X, LTD
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

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

  The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 1999 and 1998.

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

3.  RELATED PARTY TRANSACTIONS

  The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, a total of $19,716 and $59,148 were incurred and paid to ARIC for the three and nine months ended September 30, 1999, respectively and $17,283 and $51,849 were incurred and paid to AAA or ARIC for the three and nine months ended September 30, 1998, respectively.

4.  MAJOR LESSEES

  The following schedule summarizes total rental income by lessee for the three and nine months ended September 30, 1999 and 1998 under both operating and direct financing leases:

                                                               Quarter               Year to Date
                                                         1999         1998         1999        1998
                                                       --------   ------------   ---------   ---------

     Golden Corral Corporation (Texas)                 $ 43,241       $ 43,241    $129,723    $129,723
     TGI Friday's, Inc. (Texas)                          45,126         45,126     135,378     135,378
     Goodyear Tire & Rubber Company (Texas)              13,227         13,227      39,681      39,681
     Tandy Corporation (Minnesota)                       64,155         64,155     192,465     192,465
     America's Favorite Chicken Company (Georgia)        25,745         25,925      77,075      77,777
     One Care/Memorial Hermann Hospital (Texas)          43,536         40,130     130,608     122,298
                                                       --------       --------    --------    --------
           Total                                       $235,030       $231,804    $704,930    $697,322
                                                       ========       ========    ========    ========

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

The Company has identified and has implemented upgrades for certain hardware equipment. In addition, the Company has identified certain software applications which will require upgrades to become Year 2000 compliant. The Company expects all of these upgrades as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Company to be completed by December 31, 1999. The Company does not expect the aggregate cost of the Year 2000 remedial measures to exceed $10,000.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 1999, revenues totaled $271,060 which included $270,624 from real estate operations and $436 of interest income. Revenues for the third quarter of 1999 increased slightly from those of the third quarter of 1998. Expenses decreased from $59,908 in the third quarter of 1998 to $57,474 in the third quarter of 1999 primarily from a decrease in professional fees partially offset by an increase in advisory fees. The Partnership recorded $213,586 of net income for the third quarter of 1999 compared to $209,296 for the third quarter of 1998.

For the nine months ended September 30, 1999, revenues totaled $813,666 which included $811,680 from real estate operations and $1,986 of interest income. Revenues for the first nine months of 1999 increased $5,753 from those of the first nine months of 1998 which was attributable to a $7,725 increase in rental income partially offset by a decrease of $1,972 in interest income. Rental income increased based upon a specified rental adjustment during the first nine months of 1999. Expenses decreased from $210,752 in the first nine months of 1998 to $181,627 in the first nine months of 1999 primarily from a decrease in professional and amortization fees partially offset by an increase in advisory fees. The Partnership recorded $632,039 of net income for the first nine months of 1999 compared to $597,161 for the first nine months of 1998.

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




                               AAA Net Realty Fund X, Ltd.
                               ---------------------------------------------
                               (Issuer)



November 15, 1999              /s/ H. Kerr Taylor
-----------------              ---------------------------------------------
Date                           H. Kerr Taylor, President of General Partner



November 15, 1999              /s/ L. Larry Mangum
-----------------              ---------------------------------------------
Date                           L. Larry Mangum (Principal Accounting Officer)