Form 10KSB
period 1999-12-31
AAA NET REALTY FUND X LTD
filed 2000-03-30
CIK 887204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] Annual Report  Pursuant to Section 13 or 15(d) of the  Securities  Exchange
    Act of 1934

                   For the fiscal year ended December 31, 1999
                                       or

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

                      Units of Limited Partnership Interest

                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year: $1,086,200

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

Properties

As of December 31, 1999, the Partnership owned eight properties all in fee simple. Four of these properties are located in Texas and one each in Arizona, Georgia, Minnesota and Missouri.

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

During 1999, five of the Partnership's leases each contributed more than 10% of the Partnership's total rental income. Summarized as follows are the significant items pertaining to each of these leases:



                                     Ronald Pucillo    Golden Corral        TGI Friday's          Tandy          One Care Health
                                         M.D.           Corporation             Inc.           Corporation       Industries, Inc.
                                         ----           -----------             ----           -----------       ----------------


Lease Term                             12 Years           15 Years            10 Years           15 Years           10 Years
Expiration Date of Primary Term      January 2007        March 2008         January 2003       August 2009       January 2005
Renewal Options                          N/A                N/A                 N/A                N/A           2 terms of 5
                                                                                                                  years each
Square Footage of Improvements         15,000             11,414               8,500             15,000              14,760
Base Annual Rental                   $157,200         $  172,965           $ 180,500          $ 256,620          $  174,149



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

Item 2. Properties

As of December 31, 1999, the Partnership owned eight properties in fee simple, six directly and two through joint ventures with affiliated entities. The properties are located in Texas, Arizona, Georgia, Minnesota and Missouri. They are operated as retail stores, as restaurants and as a medical facility.

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

A total of $9,980,107 has been invested in properties as of December 31, 1999, for the Partnership. This includes land, building and acquisition costs. A further description of the Partnership properties is included in Item 1 and in
Schedule III-Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3. Legal Proceedings

The Partnership does not have any material legal proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Issuer's Common Equity and Related Stockholder Matters

As of December 31, 1999, 720 limited partners had subscribed for 11,451.61 Units. No established public trading market currently exists for the Units.

For the years ended December 31, 1999 and 1998 the Partnership paid cash distributions to the Limited Partners (LPs) in the amount of $932,323 and $927,972, respectively. The General Partners (GPs) received distributions of $5,000 and $5,400, respectively. The distributions were paid entirely from the operating profits of the Partnership.

A summary of the distributions by quarter is as follows:

                                       1999                          1998
         Quarter                       ----                          ----
          Ended                  GPs         LPs               GPs         LPs
          -----                  ---         ---               ---         ---

        March 31              $ 1,850    $ 232,737         $  1,750    $ 231,592
        June 30               $ 1,050    $ 232,966         $  1,050    $ 231,821
        September 30          $ 1,050    $ 233,310         $  1,550    $ 232,165
        December 31           $ 1,050    $ 233,310         $  1,050    $ 232,394

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

As of December 31, 1999, the Partnership had acquired eight properties and had invested $9,980,107, including certain acquisition expenses related to the Partnership's investment in these properties. These expenditures resulted in a corresponding decrease in the Partnership's liquidity.

The Partnership made cash distributions from operations to the limited partners during each quarter of 1999 and 1998, distributing a total of $932,323 and $927,972 respectively to the limited partners.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.) may contribute to capital appreciation of the Partnership properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

RESULTS OF OPERATIONS

Years Ended December 31, 1999 and 1998:

Rental income and equity income from investment in joint ventures increased slightly from $927,857 and $142,195, respectively, in 1998 to $941,524 and $142,355, respectively, in 1999, primarily due to an increase in accrued rental income in conjunction with the lease extension of OneCare. Interest income decreased from $6,524 in 1998 to $2,221 in 1999 as a result of decreased average balances during the year. The Partnership's operating expenses decreased by $29,776 primarily due to a decrease in amortization partially offset by an increase in legal and professional fees. Net income increased to $842,370 from $802,970.

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


YEAR 2000 COMPLIANCE

The operations of the Partnership are relatively simple. The Partnership is managed by ARIC, a subsidiary of AmREIT, Inc. (the "Company"). The following disclosures have been made in the Form 10-KSB of the Company:

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

In 1999, the Company formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problems. The Y2K Team consists of members from the Company, including representatives from senior management, accounting and computer consultants. The Y2K Team's initial step in assessing the Company's Y2K readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Y2K problems.

The Company's information system is comprised of hardware and software applications from mainstream suppliers; accordingly, the Y2K Team contacted the respective vendors and manufacturers to verify the Y2K compliance of their products. In addition, the Y2K Team also requested and evaluated documentation from other companies with which the Company has a material third party relationship, including the Company's tenants, major vendors, financial institutions and the Company's transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and financing and its transfer agent to maintain and track investor information. The Company did not encounter any material Y2K impact of third parties nor did they have a materially adverse effect on its results of operation or financial position.

The Company has identified and has implemented upgrades for certain hardware equipment and software applications. The Company did not incur more than $2,500 in Year 2000 remedial measures.

Through March 13, 2000 The Company has not experienced any significant issues related to the Year 2000. Based on this the Company does not forsee significant risks associated with the Year 2000.

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

None.

                                    PART III

Item 9. Directors and Executive Officers of the Issuer.

The Issuer has no officers or directors. The Individual and Managing General Partners are as follows:

H. Kerr Taylor, age 49, is the Individual General Partner of the Partnership. Mr. Taylor is a graduate of Trinity University. Mr. Taylor also received a Masters of Business Degree from Southern Methodist University and a Doctor of Jurisprudence from South Texas College of Law. Mr. Taylor has over twenty years experience and has participated in over 300 real estate transactions. Mr. Taylor has served on a board and governing bodies of a bank, numerous private and public corporations and charitable institutions.

Mr. Taylor is currently a general partner or principal of a general partner of eleven affiliated limited partnerships. Mr. Taylor is a member of the National Board of Realtors, Texas Association of Realtors, and Texas Bar Association. American Asset Advisers Management Corporation X is a Nebraska corporation which was organized for the sole purpose of acting as the Managing General Partner of the Partnership. The Managing General Partner has a nominal net worth. The two initial voting shareholders of American Asset Advisers Management Corporation X are Mr. Taylor and Realty Assets, Inc., a Nebraska corporation. Mr. Taylor's ownership interest is 80% of the stock of the Managing General Partner; Realty Assets, Inc. owns the remaining 20%, which is wholly owned by Mr. Taylor. Realty Assets, Inc. received its 20% interest as consideration for agreeing to assume the risks associated with advancing a portion of the organizational and offering costs relating to this offering.

The affairs of the Partnership are conducted by ARIC. In addition to Mr. Taylor as president, other officers of ARIC include:

Tim Kelley, age 53, serves as Vice President of Capital Markets of ARIC. Mr. Kelley's career spans over twenty years of debt and equity industry experience. Mr. Kelley has held senior management, compliance and sales responsibilities in Broker/Dealers and in investment banking firms including Lehman Brothers Kuhn Loeb, Oppenheimer and Co., Inc., and McKenna and Company. Mr. Kelley holds the series 24, 27, 7, 3, 15, and 63 NASD licenses. He received his B.S. degree from Kent State University.

Chad C. Braun, age 27, serves as Vice President of Finance of ARIC. Mr. Braun oversees the accounting and SEC reporting for the ARIC-sponsored partnerships. Prior to joining the Company Mr. Braun served as a manager at Ernst & Young, LLP, in the real estate advisory services group. Mr. Braun has provided extensive consulting and accounting services to a number of REITs and private real estate companies. Mr. Braun received a B.B.A. degree in accounting from Hardin Simmons University and subsequently earned the CPA designation.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1999, no person was known by the Issuer to be the beneficial owner of more than 5% of the Units of the Issuer. Neither General Partner owns any Units nor does any director or officer of the Managing General Partner own any Units.

Item 12. Certain Relationships and Related Transactions

The Individual General Partner and the Managing General Partner received cash distributions from operations during, or with respect to, the fiscal year ended December 31, 1999 and 1998 of $5,000 and $5,400, respectively. For a description of the share of cash distributions from operations, if any, and fees to which the General Partners are entitled, reference is made to the material contained in the Prospectus under the headings CASH DISTRIBUTIONS AND TAX ALLOCATIONS.

Prior to June 5, 1998, the supervision of the operations of the properties was managed by AAA, a related party. Beginning June 5, 1998, the supervision of the operations of the properties is managed by ARIC, a related party. The Issuer has entered into arrangements with ARIC pursuant to which ARIC has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. ARIC is reimbursed for its actual costs associated with performing the foregoing services but does not receive a property management fee. In connection with administrative services rendered to the Partnership, $78,864 and $74,734 was incurred and paid to ARIC and AAA in 1998 and 1997, respectively. See Note 9 of the accompanying financial statements.

Mr. Taylor, President of ARIC, receives compensation from ARIC for services performed for ARIC, which may include services rendered in connection with the Issuer. However, the Managing General Partner believes that any compensation relating to services is not material.

                                     PART IV

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.


 (a) (1)        Financial Statements

                Independent Auditors' Report
                Balance Sheet, December 31, 1999
                Statements of Income for the Years Ended December 31, 1999 and 1998
                Statements of Partnership Equity for the Years Ended December 31, 1999 and 1998
                Statements of Cash Flows for the Years Ended December 31, 1999 and 1998
                Notes to Financial Statements for the Years Ended December 31, 1999 and 1998

     (2)        Financial Statement Schedules:  See (d) below

     (3)        Exhibits: See (c) below

 (b)            Reports on Form 8-K filed after September 30, 1999:

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

                4  (b)        Subscription Agreement and Signature Page included
                              as Exhibit D to the Prospectus and incorporated herein by reference).

                10 (a) (1)    Joint  Venture  Agreement  between  Issuer and AAA
                              Net  Realty  Fund IX,  Ltd. dated  March 15,  1993
                              (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

                10 (a) (2)    Agreement  of  Purchase  and Sale  between  Golden
                              Corral  Corporation  and AAA Realty IX and X Joint
                              Venture dated March 11, 1993 ( Incorporated by reference to the exhibit filed with the Issuer's
                              Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

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

                10 (a) (10)   Contract for  Purchase  and  Sale of  Real  Estate
                              between Issuer and Beechwood  Acquisitions,   Inc.
                              dated January 13, 1994 ( Incorporated by reference to the exhibit filed with the Issuer's Annual
                              Report on  Form  10-K  for the  fiscal  year ended
                              December 31, 1994)

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

                10 (a) (13)   Agreement for  Purchase  and  Sale of  Real Estate
                              between  Issuer and KCBB,  Inc. dated  October 11,
                              1994 ( Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

                10 (a) (14)   Assignment  and  Assumption of Lease between KCBB,
                              Inc. and AAA Joint Venture 94-1 dated November 11,
                              1994 ( Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

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

                                      AAA Net Realty Fund X, Ltd.

                                      /s/ H. Kerr Taylor
March 30, 2000                        ------------------
Date                                  H. Kerr Taylor, Individual General Partner

                                      American Asset Advisers Management
                                      Corporation X, Managing General Partner

                                      By: /s/ H. Kerr Taylor
March 30, 2000                        ----------------------
Date                                  H. Kerr Taylor
                                      President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Issuer Registrant and in the capacities and on the dates indicated .


                                      /s/ H. Kerr Taylor
March 30, 2000                        ------------------
Date                                  H. Kerr Taylor
                                      President (Principal Executive Officer)
                                      and Director



                                      /s/ Chad C. Braun
March 30, 2000                        -------------------
Date                                  Chad C. Braun, Vice President of Finance
                                      (Principal Accounting Officer)

             ANNUAL  REPORT ON FORM 10-KSB  ITEMS 7, 13 (a) (1) AND
                                 (2) AND 13 (d)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                        AND FINANCIAL STATEMENT SCHEDULE

                      FOR THE YEAR ENDED DECEMBER 31, 1999


                           AAA NET REALTY FUND X, LTD.

                           AAA NET REALTY FUND X, LTD.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                                 F-3
Balance Sheet, December 31,1999                                              F-4
Statements of Income for the Years Ended
   December 31, 1999 and 1998                                                F-5
Statements of Partnership Equity for the Years
   Ended December 31, 1999 and 1998                                          F-6
Statements of Cash Flows for the Years Ended
   December 31, 1999 and 1998                                                F-7
Notes to Financial Statements for the Years Ended
   December 31, 1999 and 1998                                        F-8 to F-12


FINANCIAL STATEMENT SCHEDULE:

Schedule III Real Estate Owned and Accumulated
Depreciation for the Year Ended December 31, 1999                           F-13

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


AAA Net Realty Fund X, Ltd.

We have audited the accompanying balance sheet of AAA Net Realty Fund X, Ltd. as of December 31, 1999 and the related statements of income, partnership equity and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Net Realty Fund X, Ltd. as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 2000

                          AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                DECEMBER 31, 1999

 ASSETS
 Cash and cash equivalents                                    $        231,868
 Accounts receivable                                                    69,228
 Property:
   Land                                                              2,566,250
   Buildings                                                         5,370,984
                                                              ----------------
                                                                     7,937,234
   Accumulated depreciation                                           (833,817)
                                                              ----------------
     Total property, net                                             7,103,417
                                                              ----------------
 Net investment in direct financing leases                             618,664
 Investment in joint ventures                                        1,360,880
 Accrued rental income                                                 150,681
 Deferred lease costs, net of accumulated
   amortization of $3,136                                               28,629
                                                              ----------------
 TOTAL ASSETS                                                 $      9,563,367
                                                              ================

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $         62,457
   Security deposit                                                     12,000
                                                              ----------------
     TOTAL LIABILITIES                                                  74,457
                                                              ----------------
 Partnership equity:
   General partners                                                     20,495
   Limited partners                                                  9,468,415
                                                              ----------------
     TOTAL PARTNERSHIP EQUITY                                        9,488,910
                                                              ----------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $      9,563,367
                                                              ================








 See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME


                                                For the Years Ended December 31,
                                                        1999           1998
                                                        ----           ----
 Revenues:
   Rental income from operating leases             $   870,851    $   857,483
   Earned income from direct financing leases           70,673         70,374
   Interest income                                       2,221          6,524
   Other income                                            100              -
   Equity income from investment in joint ventures     142,355        142,195
                                                       -------        -------

     Total revenues                                  1,086,200      1,076,576
                                                     ---------      ---------

 Expenses:
   Advisory fees to related party                       78,864         74,734
   Amortization                                          3,136         27,755
   Depreciation                                        144,467        144,466
   Professional fees                                    17,363         26,651
                                                        ------         ------

     Total expenses                                    243,830        273,606
                                                       -------        -------

 Net income                                        $   842,370    $   802,970
                                                   ===========    ===========

 Allocation of net income:
   General partners                                $     8,424    $     8,030
   Limited partners                                    833,946        794,940
                                                       -------        -------

                                                   $   842,370    $   802,970
                                                   ===========    ===========

 Net income per unit                               $     73.54    $     70.10
                                                   ===========    ===========

 Weighted average units outstanding                     11,454         11,454
                                                        ======         ======








See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                        STATEMENTS OF PARTNERSHIP EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                            General      Limited
                                            Partners     Partners        Total
                                            --------     --------        -----
 Balance at December 31, 1997            $   14,441  $  9,701,824  $  9,716,265

   Net income                                 8,030       794,940       802,970

   Distributions ($81.02 per Limited
                  Partnership Unit)          (5,400)     (927,972)     (933,372)
                                             ------      --------      --------

 Balance at December 31, 1998                17,071     9,568,792     9,585,863

   Net income                                 8,424       833,946       842,370
   Repurchase of LP units                         -        (2,000)       (2,000)

   Distributions ($81.40 per Limited
                  Partnership Unit)          (5,000)     (932,323)     (937,323)
                                             ------      --------      --------

 Balance at December 31, 1999            $   20,495  $  9,468,415  $  9,488,910
                                         ==========  ============  ============




















See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                For the Years Ended December 31,
                                                         1999            1998
                                                         ----            ----
 Cash flows from operating activities:
   Net income                                       $   842,370     $   802,970
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Amortization                                       3,136          27,755
       Depreciation                                     144,467         144,466
       (Increase) decrease in accounts
         receivable                                     (68,058)         13,229
       Increase (decrease) in accounts
         payable                                         60,843         (17,353)
       Increase in leasing commissions                  (31,765)              -
       Cash received from direct financing
         leases less than income recognized                (432)         (3,274)
       Investment in joint ventures:
         Equity income                                 (142,355)       (142,195)
         Distributions received                         142,355         142,195
       Increase in accrued rental income                (30,339)        (19,548)
                                                        -------         -------
         Net cash provided by operating
           activities                                   920,222         948,245
                                                        -------         -------

  Cash flows from investing activities:
   Joint venture distributions in excess
     of income                                            9,333           4,344
                                                          -----           -----
      Net cash provided by investing activities           9,333           4,344
                                                          -----           -----

 Cash flows from financing activities:
   Distributions paid to partners                      (937,323)       (933,372)
   Retirement of partnership units                       (2,000)              -
                                                       --------        --------
     Net cash used in financing activities             (939,323)       (933,372)
                                                       --------        --------

 Net (decrease) increase in cash and
     cash equivalents                                    (9,768)         19,217
 Cash and cash equivalents at beginning of year         241,636         222,419
                                                        -------         -------
 Cash and cash equivalents at end of year           $   231,868     $   241,636
                                                    ===========     ===========






See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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

      PROPERTY

      Property is leased to others on a net lease basis whereby all operating expenses related to the properties, including property taxes, insurance and common area maintenance are the responsibility of the tenant. The leases are accounted for as operating leases or as direct financing leases. The properties accounted for as operating leases are recorded at cost. Rental income is recognized ratably over the life of the lease and depreciation is charged based upon the estimated useful life of the property. The direct financing lease properties are recorded at their net investment (see Note 5). Unearned income is deferred and amortized to income over the life of the lease so as to produce a constant periodic rate of return.

      The Partnership's lease agreements do not provide for contingent rentals.

      The Partnership obtains an appraisal on each property prior to a property's acquisition and also performs an annual valuation update to evaluate potential impairment for each property for which an appraisal is older than twelve months. This valuation is based on capitalization of income for each property, a review of current market conditions and any significant events or factors that would indicate a potential impairment to the value of a property.

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

      STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

      No cash was paid for income taxes or interest during 1999 or 1998.

      REVENUE RECOGNITION

      Properties are leased on a triple-net basis. Revenue is recognized on a straight-line basis over the terms of the individual leases. Percentage rents are recognized when received.

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

      RECENT ACCOUNTING PRONOUNCEMENT

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" which deferred the effective date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FASB 133, as ammended by SFAS 137 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company is evaluating what impact, if any, adoption of this statement will have on the Company's consolidated financial statements.

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

4.    OPERATING LEASES

      A summary of minimum future rentals, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 1999 are as follows:

                                 2000             $   946,442
                                 2001                 960,815
                                 2002                 962,683
                                 2003                 827,308
                                 2004                 752,660
                                 2005-2016          2,723,207
                                                  -----------
                                                  $ 7,173,115
                                                  ===========

5.    NET INVESTMENT IN DIRECT FINANCING LEASE

      The Partnership's net investment in a direct financing lease at December 31, 1999 included:


      Minimum lease payments receivable                 $  1,191,617
      Unguaranteed residual value                            300,558
      Less: Unearned income                                  873,509
                                                        ------------
                                                        $    618,664
                                                        ============

      A summary of minimum future rentals, exclusive of any renewals, under a noncancellable direct financing lease in existence at December 31, 1999 are as follows:

                                  2000            $    73,892
                                  2001                 73,892
                                  2002                 73,892
                                  2003                 73,892
                                  2004                 77,302
                                  2005-2016           818,747
                                                  -----------
                                                  $ 1,191,617
                                                  ===========


6.    INVESTMENT IN JOINT VENTURES

      On April 5, 1996, the Partnership formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AmREIT, Inc., (formerly American Asset Advisers Trust, Inc.), entities with common management, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Partnership's interest in the joint venture is 18.25%. On November 4, 1999 Just For Feet, Inc. filed for a petition for relief under Chapter 11 of the Federal bankruptcy code. On January 27, 2000 Just For Feet, Inc. announced that its previous efforts of reorganization were unsuccessful. As such the bankruptcy court in Delaware approved a liquidation auction of all of Just For Feet, Inc.'s retail stores and inventory. On February 16, 2000 Just For Feet, Inc. entered into an agreement whereby Footstar, Inc. would purchase the inventory of Just For Feet, Inc., and assume certain retail operating leases. Included in the leases being assumed by Footstar, Inc. is the Just For Feet located in Tucson, Arizona, which is owned by AAA Joint Venture 96-1. The bankruptcy court in Delaware has ordered Just For Feet, Inc. to cure any deficiencies under the lease prior to the assumption of the lease by Footstar, Inc. These deficiencies represent a receivable for rent, property taxes and insurance at December 31, 1999 of approximately $16,837. Footstar Inc. is the second largest retailer of athletic footwear and apparel. Footstar, Inc. is a publicly owned company, whose common stock is traded on the New York Stock Exchange

      On October 27, 1994, the Partnership formed a joint venture, AAA Joint Venture 94-1, with AmREIT, Inc., for the purpose of acquiring a property on lease to BlockBuster Music Retail Inc. in Missouri. The Company's interest in the joint venture is 45.16%.

      Summarized financial information for the joint ventures at December 31, 1999 and 1998, is as follows:

                                                          1999            1998
                                                          ----            ----
        Land & building,
           net of accumulated depreciation           $ 2,587,084     $ 2,616,454
        Net investment in direct financing lease     $ 2,594,532     $ 2,586,324
        Accounts receivable                          $   115,013     $     2,435
        Accrued rental income                        $    73,877     $    78,055
        Partners' capital                            $ 5,370,506     $ 5,283,268
        Rental income from operating lease           $   179,674     $   179,670
        Equity income from direct financing lease    $   407,477     $   406,648
        Net income                                   $   557,781     $   556,948

      The Partnership recognized equity income of $142,355 and $142,195 from the joint ventures in 1999 and 1998, respectively.


7.    MAJOR TENANTS

      The Partnership's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 1999 and 1998 under both operating lease and direct financing lease methods of accounting:

                                                         1999             1998
                                                         ----             ----

        Golden Corral Corporation (Texas)            $ 172,965         $ 172,956
        TGI Friday's, Inc. (Texas)                     180,500           180,500
        Goodyear Tire & Rubber Company (Texas)          52,908            52,920
        Tandy Corporation (Minnesota)                  256,620           256,620
        America's Favorite Chicken Company (Georgia)   104,382           103,707
        One Care Health Industries, Inc. (Texas)       174,149           161,154
                                                     ---------         ---------
                 Total                               $ 941,524         $ 927,857
                                                     =========         =========


8.    INCOME RECONCILIATION

      A reconciliation of net income for financial reporting purposes to income for federal income tax purposes is as follows for the years ended December 31:
                                                             1999         1998
                                                             ----         ----

        Net income for financial reporting purposes     $  842,370   $  802,970

        Direct financing lease recorded as operating
          lease for tax reporting purposes                 (29,678)     (32,355)

        Accrued rental income                              (32,658)     (27,022)
                                                        ----------   ----------

        Income for tax reporting purposes               $  780,034   $  743,593
                                                        ==========   ==========

9.    RELATED PARTY TRANSACTIONS

      The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the Individual General Partner or to any controlling persons of the Managing General Partner. In connection with administrative services rendered to the Partnership, $78,864 and $74,734 was incurred and paid to ARIC and AAA in 1999 and 1998, respectively.

      See Note 6 for joint venture agreements with entities with common management.

                           AAA NET REALTY FUND X, LTD.
          SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1999



                                                                                                                         LIFE ON
                                                                                                                         WHICH
                                                                                                                         DEPRE. IN
                                                                                                                         LATEST
                                                                                                                         INCOME
PROPERTY                    ENCUM-                       IMPROVE-  COST AT CLOSE OF YEAR   ACCUM.  DATE OF    DATE       STMT. IS
DESCRIPTION                 BRANCES  BUILDING     LAND    MENTS     BUILDING      LAND     DEPRE.   CONST.   ACQUIRED    COMPUTED
-----------                 -------  --------     ----    -----     --------      ----     ------   ------   --------    --------

PROPERTIES INVESTED IN
UNDER OPERATING LEASES



Golden Corral Restaurant,
  Texas                       $0    $1,105,426   $473,754    $0   $1,105,426   $473,754   $237,874   N/A     03-15-93     31.5 Years

TGI Friday's Restaurant,
  Texas                       $0    $1,084,060   $464,597    $0   $1,084,060   $464,597   $166,778   N/A     12-23-93       39 Years

Goodyear Tire & Automotive
  Store, Texas                $0      $377,261   $161,684    $0     $377,261   $161,684    $55,626   N/A     03-31-94       39 Years

Popeye's Chicken Restaurant,
  Georgia                     $0            $0   $264,400    $0           $0   $264,400         $0   N/A     07-19-94         N/A

Computer City Super Center,
  Minnesota                   $0    $1,769,749   $758,464    $0   $1,769,749   $758,464   $242,017   N/A     03-21-94       39 Years

One Care Health Industries,
  Inc., Texas                 $0    $1,034,488   $443,351    $0   $1,034,488   $443,351   $131,521   N/A     01-18-95       39 Years
                              --    ----------   --------    --   ----------   --------   --------


                              $0    $5,370,984 $2,566,250    $0   $5,370,984 $2,566,250   $833,817
                              ==    ========== ==========    ==   ========== ==========   ========

PROPERTY OF JOINT VENTURES
IN WHICH THE PARTNERSHIP HAS
AN INTEREST AND HAS INVESTED
IN UNDER AN OPERATING LEASE
AND A DIRECT FINANCING LEASE

Blockbuster Music Store,
  Missouri                    $0      $531,236   $220,541    $0     $531,236   $220,541    $67,623   N/A     11-14-94       39 Years

Just For Feet, Arizona        $0      $474,200   $198,664    $0     $474,200   $198,664       $(0)   N/A     09-11-96         N/A
                              --      --------   --------    --     --------   --------        --            -- -- --


                              $0    $1,005,436   $419,205    $0   $1,005,436   $419,205    $67,623
                              ==    ==========   ========    ==   ==========   ========    =======

PROPERTY INVESTED IN
UNDER DIRECT FINANCING LEASE

Popeye's Chicken Restaurant,
  Georgia                     $0    $618,664           $0    $0     $618,664         $0       $(2)   N/A     07-19-94         N/A
                              ==    ========           ==    ==     ========         ==        ==





(1) Transactions in real estate and accumulated depreciation during 1999 and 1998 for operating lease properties are summarized as follows:

                                                     Accumulated
                                        Cost         Depreciation
                                        ----         ------------
Balance at December 31, 1996           $7,937,234    $544,884
Acquisitions                                   $0          $0
Depreciation expense                           $0    $144,466
                                       ----------    --------
Balance at December 31, 1997           $7,937,234    $689,350
Acquisitions                                   $0          $0
Depreciation expense                           $0    $144,467
                                       ----------    --------
Balance at December 31, 1998           $7,937,234    $833,817
                                       ==========    ========

(2) The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes.
     Consequently, depreciation is not applicable.

(3) The aggregate cost of all properties for Federal Income Tax purposes is $9,980,107 at December 31, 1999.
