Form 10QSB
period 2000-03-31
AAA NET REALTY FUND X LTD
filed 2000-05-11
CIK 887204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000


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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)

 ASSETS
 Cash and cash equivalents                          $     271,169
 Accounts receivable                                       56,439
 Property:
   Land                                                 2,566,250
   Buildings                                            5,370,984
                                                    -------------
                                                        7,937,234
   Accumulated depreciation                              (869,933)
                                                    -------------
     Total property, net                                7,067,301
                                                    -------------
 Net investment in direct financing leases                617,787
 Investment in joint ventures                           1,357,935
 Other assets:
   Accrued rental income                                  157,794
   Deferred lease costs, net of accumulated
     amortization of $3,920                                27,845
                                                    -------------
     Total other assets                                   185,639
                                                    -------------
 TOTAL ASSETS                                       $   9,556,270
                                                    =============

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                 $      33,022
   Property costs payable                                   4,306
   Security deposit                                        12,000
                                                    -------------
     TOTAL LIABILITIES                                     49,328
                                                    -------------
 Partnership equity:
   General partners                                        21,438
   Limited partners                                     9,485,504
                                                    -------------
     TOTAL PARTNERSHIP EQUITY                           9,506,942
                                                    -------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY           $   9,556,270
                                                    =============



 See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                                    2000           1999
                                                    ----           ----
 Revenues:
   Rental income from operating leases         $   219,871    $   217,283
   Earned income from direct financing leases       17,599         17,668
   Interest income                                   2,357            912
   Equity income from investment in
     joint ventures                                 35,614         35,574
                                               -----------    -----------

     Total revenues                                275,441        271,437
                                               -----------    -----------

 Expenses:
   Advisory fees to related party                   28,635         19,716
   Amortization                                        784            784
   Depreciation                                     36,116         36,117
   Professional fees                                 5,227          6,212
   Other                                             5,342              -
                                               -----------    -----------

     Total expenses                                 76,104         62,829
                                               -----------    -----------

 Net income                                    $   199,337    $   208,608
                                               ===========    ===========

 Allocation of net income:
   General partners                            $     1,993    $     2,086
   Limited partners                                197,344        206,522
                                               -----------    -----------

                                               $   199,337    $   208,608
                                               ===========    ===========

 Net income per unit                           $     17.40    $     18.21
                                               ===========    ===========

 Weighted average units outstanding                 11,454         11,454
                                               ===========    ===========






See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                           2000           1999
                                                           ----           ----
Cash flows from operating activities:
  Net income                                         $   199,337    $   208,608
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Amortization                                           784            784
      Depreciation                                        36,116         36,117
      Decrease (increase) in accounts receivable          12,789        (26,791)
      (Decrease) increase in accounts payable            (29,435)        31,875
      Increase in property costs payable                   4,306              -
      Cash received from direct financing leases
        greater (less) than income recognized                877           (892)
      Investment in joint ventures:
        Equity income                                    (35,614)       (35,574)
        Distributions received                            35,614         35,574
      Increase in accrued rental income                   (7,113)        (7,799)
      Increase in deferred lease costs                         -        (31,765)
                                                     -----------    -----------
        Net cash provided by operating activities        217,661        210,137
                                                     -----------    -----------

Cash flows from investing activities:
  Joint venture distributions in excess of income          2,945          1,060
                                                     -----------    -----------
    Net cash provided by investing activities              2,945          1,060
                                                     -----------    -----------

Cash flows from financing activities:
  Distributions paid to partners                        (181,305)      (234,587)
                                                     -----------    -----------
    Net cash used in financing activities               (181,305)      (234,587)
                                                     -----------    -----------

Net increase (decrease) increase in cash and cash
  equivalents                                             39,301        (23,390)
Cash and cash equivalents at beginning of period         231,868        241,636
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   271,169    $   218,246
                                                     ===========    ===========







See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     AAA Net Realty Fund X, Ltd. ("the Partnership") is a limited partnership formed April 15, 1992, under the laws of the State of Nebraska. American Asset Advisers Management Corporation X (a Nebraska corporation) is the managing general partner and H.Kerr Taylor is the individual general partner.

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

     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 2000 or 1999.

     Real estate is leased to others on a net lease basis whereby all operating expenses related to the properties including property taxes, insurance and common area maintenance are the responsibility of the tenant. The leases are accounted for under the operating method or the direct financing method. Percentage rents are recognized when received.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 2000 and 1999.

     The financial statements of AAA Net Realty Fund X, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1999.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $28,635 were incurred and expensed for the three months ended March 31, 2000 and for the three months ended March 31, 1999 $51,481 were incurred and $19,716 expensed.


4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three months ended March 31, 2000 and 1999, respectively, under both operating and direct financing leases:


                                                        2000              1999
                                                        ----              ----

     Golden Corral Corporation (Texas)              $  45,495         $  43,241
     TGI Friday's, Inc. (Texas)                        45,125            45,126
     Goodyear Tire & Rubber Company (Texas)            13,227            13,227
     Tandy Corporation (Minnesota)                     64,155            64,155
     America's Favorite Chicken Company (Georgia)      25,932            25,666
     One Care Health Industries, Inc. (Texas)          43,536            43,536
                                                   -----------       -----------
                       Total                         $237,470          $234,951
                                                   ===========       ===========

5.    INVESTMENT IN JOINT VENTURES

      On April 5, 1996, the Partnership formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AmREIT, Inc., entities with common management, for the purpose of acquiring a property, which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Partnership's interest in the joint venture is 18.25%. On November 4, 1999, Just For Feet, Inc. filed a petition of relief under Chapter 11 of the Federal bankruptcy code. On January 27, 2000 Just For Feet, Inc. announced that its previous efforts of reorganization were unsuccessful. As such, the bankruptcy court in Delaware approved a liquidation auction of all of Just For Feet, Inc.'s retail stores and inventory. On February 16, 2000 Just For Feet, Inc. entered into an agreement whereby Footstar, Inc. would purchase the inventory of Just For Feet, Inc., and assume certain retail operating leases. Included in the leases being assumed by Footstar, Inc. is the Just For Feet located in Tucson, Arizona, which is owned by AAA Joint Venture 96-1. The bankruptcy court in Delaware has ordered Just For Feet, Inc. to cure any deficiencies under the lease prior to the assumption of the lease by Footstar, Inc. These deficiencies represent a receivable for rent, property taxes and insurance at March 31, 2000 of approximately $16,837. Footstar Inc. is the second largest retailer of athletic footwear and apparel. Footstar, Inc. is a publicly owned company, whose common stock is traded on the New York Stock Exchange.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2000, revenues totaled $275,441, which included $273,084 from real estate operations and $2,357 of interest and other income. Revenues for the first quarter of 2000 increased $4,004 from those of the first quarter of 1999 which was attributable to a $2,588 increase in rental income from percentage rent on Golden Corral and AFC, a slight decrease of $69 in income from direct financing leases, an increase of $1,445 in interest income and an increase of $40 in equity income from joint ventures. Expenses increased from $62,829 in the first quarter of 1999 to $76,104 in the first quarter of 2000 primarily from an increase in advisory fees to related party and an increase in other expense. The Partnership recorded $199,337 of net income for the first quarter of 2000 compared to $208,608 for the first quarter of 1999.

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






                                  AAA Net Realty Fund X, Ltd.
                                  (Issuer)



May 14, 2000                      /s/ H. Kerr Taylor
------------                      ------------------
Date                              H. Kerr Taylor, President of General Partner





May 14, 2000                      /s/ Chad C. Braun
------------                      -------------------
Date                              Chad C. Braun (Principal Accounting Officer)