Form 10QSB
period 2000-06-30
AAA NET REALTY FUND X LTD
filed 2000-08-14
CIK 887204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000


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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

 ASSETS
 Cash and cash equivalents                                    $    333,505
 Accounts receivable                                                55,201
 Property:
   Land                                                          2,566,251
   Buildings                                                     5,370,983
                                                              ------------
                                                                 7,937,234
   Accumulated depreciation                                       (906,051)
                                                              ------------
     Total property, net                                         7,031,183
                                                              ------------
 Net investment in direct financing leases                         616,911
 Investment in joint ventures                                    1,354,995
 Other assets:
   Accrued rental income                                           164,913
   Deferred lease costs, net of accumulated
     amortization of $4,704                                         27,061
                                                              ------------
     Total other assets                                            191,974
                                                              ------------
 TOTAL ASSETS                                                 $  9,583,769
                                                              ============

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $     31,765
   Property costs payable                                           17,223
   Security deposit                                                 12,000
                                                              ------------
     TOTAL LIABILITIES                                              60,988
                                                              ------------
 Partnership equity:
   General partners                                                 22,407
   Limited partners                                              9,500,374
                                                              ------------
     TOTAL PARTNERSHIP EQUITY                                    9,522,781
                                                              ------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $  9,583,769
                                                              ============



 See Notes to Financial Statements.
                                        2



                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                                  Quarter                      Year To Date

                                             2000          1999            2000           1999
                                             ----          ----            ----           ----
 Revenues:
   Rental income from operating leases  $  217,618     $  217,281     $  437,489     $  434,564
   Earned income from direct financing
    leases                                  17,595         17,668         35,194         35,336
   Interest income and other income          3,329            638          5,686          1,550
   Equity income from investment in
    joint ventures                          35,630         35,582         71,244         71,156
                                        ----------     ----------     ----------     ----------

     Total revenues                        274,172        271,169        549,613        542,606
                                        ----------     ----------     ----------     ----------

 Expenses:
   Advisory fees to related party           28,635         19,716         57,270         39,432
   Amortization                                784            784          1,568          1,568
   Depreciation                             36,118         36,116         72,234         72,233
   Professional fees                         6,815          4,708         17,384         10,920
                                        ----------     ----------     ----------     ----------

     Total expenses                         72,352         61,324        148,456        124,153
                                        ----------     ----------     ----------     ----------

 Net income                             $  201,820     $  209,845     $  401,157     $  418,453
                                        ===========    ==========     ==========     ==========

 Allocation of net income:
   General partners                     $    2,018     $    2,099     $    4,012     $    4,185
   Limited partners                        199,802        207,746        397,145        414,268
                                        ----------     ----------     ----------     ----------

                                        $  201,820     $  209,845     $  401,157     $  418,453
                                        ==========     ==========     ==========     ==========

 Net income per unit                    $    17.62     $    18.32     $    35.02     $    36.53
                                        ==========     ==========     ==========     ==========

 Weighted average units outstanding         11,454         11,454         11,454         11,454
                                        ==========     ==========     ==========     ==========




 See Notes to Financial Statements.
                                        3




                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                      Quarter                      Year To Date

                                                 2000           1999            2000          1999
                                                 ----           ----            ----          ----
 Cash flows from operating activities:
   Net income                                $  201,820     $  209,845     $  401,157     $  418,453
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Amortization                                 784            784          1,568          1,568
       Depreciation                              36,118         36,116         72,234         72,233
       Decrease in accounts receivable            1,238         27,181         14,027            390
       (Decrease) increase in accounts payable   (1,257)          (823)       (30,692)        31,052
       Increase in property costs payable        12,917              -         17,223              -
       Cash received from direct financing leases
         greater (less) than income recognized      876           (891)         1,753         (1,782)
       Investment in joint ventures:
         Equity income                          (35,630)       (35,582)       (71,244)       (71,156)
         Distributions received                  35,630         35,582         71,244         71,156
       Increase in accrued rental income         (7,119)        (7,511)       (14,232)       (15,311)
       Increase in deferred lease costs               -              -              -        (31,765)
                                             ----------     ----------     ----------     ----------
         Net cash provided by operating
           activities                           245,377        264,701        463,038        474,838
                                             ----------     ----------     ----------     ----------

  Cash flows from investing activities:
   Joint venture distributions in excess
     of income                                    2,940          2,338          5,885          3,398
                                             ----------     ----------     ----------     ----------
      Net cash provided by investing activities   2,940          2,338          5,885          3,398
                                             ----------     ----------     ----------     ----------

 Cash flows from financing activities:
   Distributions paid to partners              (185,981)      (234,016)      (367,286)      (468,603)
                                             ----------     ----------     ----------     ----------
     Net cash used in financing activities     (185,981)      (234,016)      (367,286)      (468,603)
                                             ----------     ----------     ----------     ----------

 Net increase in cash and cash equivalents       62,336         33,023        101,637          9,633
 Cash and cash equivalents at beginning
   of period                                    271,169        218,246        231,868        241,636
                                             ----------     ----------     ----------     ----------
 Cash and cash equivalents at end of period  $  333,505     $  251,269     $  333,505     $  251,269
                                             ==========     ==========     ==========     ==========






 See Notes to Financial Statements.
                                        4

                           AAA NET REALTY FUND X, LTD
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 2000 and 1999.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $28,635 and $57,270 were incurred and expensed for the three and six months ended June 30, 2000, respectively and $19,716 and $39,432 for the three and six months ended June 30, 1999, respectively.

4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three and six months ended June 30, 2000 and 1999 under both operating and direct financing leases:



                                                         Quarter                Year to Date

                                                     2000        1999         2000          1999
                                                     ----        ----         ----          ----

     Golden Corral Corporation (Texas)           $  43,242    $  43,241    $  88,737    $  86,482
     TGI Friday's, Inc. (Texas)                     45,125       45,126       90,250       90,252
     Goodyear Tire & Rubber Company (Texas)         13,227       13,227       26,454       26,454
     Tandy Corporation (Minnesota)                  64,155       64,155      128,310      128,310
     America's Favorite Chicken Company (Georgia)   25,928       25,664       51,860       51,330
     One Care/Memorial Hermann Hospital (Texas)     43,536       43,536       87,072       87,072
                                                 ---------    ---------    ---------    ---------
           Total                                 $ 235,213    $ 234,949    $ 472,683    $ 469,900
                                                 =========    =========    =========    =========


4.   INVESTMENT IN JOINT VENTURES

     On April 5, 1996, the Partnership formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AmREIT, Inc., entities with common management, for the purpose of acquiring a property, which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Partnership's interest in the joint venture is 18.25%. On November 4, 1999, Just For Feet, Inc. filed a petition of relief under Chapter 11 of the Federal bankruptcy code. On January 27, 2000 Just For Feet, Inc. announced that its previous efforts of reorganization were unsuccessful. As such, the bankruptcy court in Delaware approved a liquidation auction of all of Just For Feet, Inc.'s retail stores and inventory. On February 16, 2000 Just For Feet, Inc. entered into an agreement whereby Footstar, Inc. would purchase the inventory of Just For Feet, Inc., and assume certain retail operating leases. Included in the leases being assumed by Footstar, Inc. is the Just For Feet located in Tucson, Arizona, which is owned by AAA Joint Venture 96-1. Effective February 16, 2000, Footstar began operating this store under the Just For Feet name. The bankruptcy court in Delaware has ordered Just For Feet, Inc. to cure any deficiencies under the lease prior to the assumption of the lease by Footstar, Inc. These deficiencies represent a receivable for rent, property taxes and insurance at June 30, 2000 of approximately $16,837. Footstar is the second largest retailer of athletic footwear and apparel. Footstar, Inc. is a publicly owned company, whose common stock is traded on the New York Stock Exchange.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2000, revenues totaled $274,172, which included $270,843 from real estate operations and $3,329 of interest and other income. Revenues for the second quarter of 2000 increased slightly from those of the second quarter of 1999, primarily due to better cash management and overnight investing opportunities. Expenses increased from $61,324 in the second quarter of 1999 to $72,352 in the second quarter of 2000, primarily from an increase in professional fees (which includes legal, audit and transfer agent fees) and advisory fees to related party. The Partnership recorded $201,820 of net income for the second quarter of 2000 compared to $209,845 for the second quarter of 1999.

For the six months ended June 30, 2000, revenues totals $549,613, which included $543,927 from real estate operations and $5,686 of interest income and other income. Revenues for the first six months of 2000 increased $7,007 from those of the first six months in 1999, which was attributable to a $4,136 increase in interest income and other income and a $2,871 increase in rental income, which represents a percentage rent payment from Golden Corral. Expenses increased from $124,153 in the first six months of 1999 to $148,456 in the first six months of 2000, primarily from an increase in professional fees (which includes legal, audit and transfer agent fees) and advisory fees to related party. The Partnership recorded $401,157 of net income for the first six months of 2000, compared to $418,453 for the first six months of 1999.

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






                                  AAA Net Realty Fund X, Ltd.
                                  (Issuer)



August 12, 2000                   /s/ H. Kerr Taylor
---------------                   ------------------
Date                              H. Kerr Taylor, President of General Partner





August 12, 2000                   /s/ Chad C. Braun
---------------                   -------------------
Date                              Chad C. Braun (Principal Accounting Officer)