Form 10QSB
period 2000-09-30
AAA NET REALTY FUND X LTD
filed 2000-11-13
CIK 887204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000


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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                  SEPTEMBER 30, 2000
                                   (Unaudited)

 ASSETS
 Cash and cash equivalents                                    $    409,317
 Accounts receivable                                                14,496
 Property:
   Land                                                          2,566,250
   Buildings                                                     5,370,983
                                                              ------------
                                                                 7,937,233
   Accumulated depreciation                                       (942,167)
                                                              ------------
     Total property, net                                         6,995,066
                                                              ------------
 Net investment in direct financing leases                         616,035
 Investment in joint ventures                                    1,352,066
 Other assets:
   Accrued rental income                                           172,032
   Deferred lease costs, net of accumulated
     amortization of $5,488                                         26,277
                                                              ------------
     Total other assets                                            198,309
                                                              ------------
 TOTAL ASSETS                                                 $  9,585,289
                                                              ============

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $     31,767
   Security deposit                                                 12,000
                                                              ------------
     TOTAL LIABILITIES                                              43,767
                                                              ------------
 Partnership equity:
   General partners                                                 23,409
   Limited partners                                              9,518,113
                                                              ------------
     TOTAL PARTNERSHIP EQUITY                                    9,541,522
                                                              ------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $  9,585,289
                                                              ============



 See Notes to Financial Statements.
                                        2



                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)



                                                  Quarter                      Year To Date

                                             2000          1999            2000           1999
                                             ----          ----            ----           ----
 Revenues:
   Rental income from operating leases  $  217,733     $  217,362     $  655,222     $  651,926
   Earned income from direct financing
    leases                                  17,597         17,668         52,791         53,004
   Interest income and other income          4,225            436          9,911          1,986
   Equity income from investment in
    joint ventures                          35,640         35,594        106,884        106,750
                                        ----------     ----------     ----------     ----------

     Total revenues                        275,195        271,060        824,808        813,666
                                        ----------     ----------     ----------     ----------

 Expenses:
   Advisory fees to related party           28,635         19,716         85,905         59,148
   Amortization                                784            784          2,352          2,352
   Depreciation                             36,116         36,117        108,350        108,350
   Professional fees                         4,465            857         21,849         11,777
                                        ----------     ----------     ----------     ----------

     Total expenses                         70,000         57,474        218,456        181,627
                                        ----------     ----------     ----------     ----------

 Net income                             $  205,195     $  213,586     $  606,352     $  632,039
                                        ===========    ==========     ==========     ==========

 Allocation of net income:
   General partners                     $    2,053     $    2,135     $    6,064     $    6,320
   Limited partners                        203,142        211,451        600,288        625,719
                                        ----------     ----------     ----------     ----------

                                        $  205,195     $  213,586     $  606,352     $  632,039
                                        ==========     ==========     ==========     ==========

 Net income per unit                    $    17.91     $    18.65     $    52.94     $    55.18
                                        ==========     ==========     ==========     ==========

 Weighted average units outstanding         11,454         11,454         11,454         11,454
                                        ==========     ==========     ==========     ==========




 See Notes to Financial Statements.
                                        3




                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                      Quarter                      Year To Date

                                                 2000           1999            2000          1999
                                                 ----           ----            ----          ----
 Cash flows from operating activities:
   Net income                                $  205,195     $  213,586     $  606,352     $  632,039
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Amortization                                 784            784          2,352          2,352
       Depreciation                              36,116         36,117        108,350        108,350
       Decrease (increase) in accounts           40,705        (13,632)        54,732        (13,242)
         receivable
       Increase (decrease) in accounts payable        3         33,747        (30,689)        64,799
       Decrease in property costs payable       (17,223)             -              -              -
       Cash received from direct financing leases
         greater (less) than income recognized      876          1,456          2,629          (326)
       Investment in joint ventures:
         Equity income                          (35,640)       (35,594)      (106,884)      (106,750)
         Distributions received                  35,640         35,594        106,884        106,750
       Increase in accrued rental income         (7,119)        (7,512)       (21,351)       (22,823)
       Increase in deferred lease costs               -              -              -        (31,765)
                                             ----------     ----------     ----------     ----------
         Net cash provided by operating
           activities                           259,337        264,546        722,375        739,384
                                             ----------     ----------     ----------     ----------

  Cash flows from investing activities:
   Joint venture distributions in excess
     of income                                    2,929          2,974          8,814          6,372
                                             ----------     ----------     ----------     ----------
      Net cash provided by investing activities   2,929          2,974          8,814          6,372
                                             ----------     ----------     ----------     ----------

 Cash flows from financing activities:
   Distributions paid to partners              (186,454)      (234,360)      (553,740)      (702,963)
                                             ----------     ----------     ----------     ----------
     Net cash used in financing activities     (186,454)      (234,360)      (553,740)      (702,963)
                                             ----------     ----------     ----------     ----------

 Net increase in cash and cash equivalents       75,812         33,160        177,449         42,793
 Cash and cash equivalents at beginning
   of period                                    333,505        251,269        231,868        241,636
                                             ----------     ----------     ----------     ----------
 Cash and cash equivalents at end of period  $  409,317     $  284,429     $  409,317     $  284,429
                                             ==========     ==========     ==========     ==========






 See Notes to Financial Statements.
                                        4

                           AAA NET REALTY FUND X, LTD
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 2000 and 1999.

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

3. RELATED PARTY  TRANSACTIONS

The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $28,635 and $85,905 were incurred and expensed for the three and nine months ended September 30, 2000, respectively and $19,716 and $59,148 for the three and nine months ended September 30, 1999, respectively.

4. MAJOR  LESSEES

The following schedule summarizes total rental income by lessee for the three and nine months ended September 30, 2000 and 1999, respectively under both operating and direct financing leases:

                                                         Quarter                Year to Date

                                                     2000        1999         2000          1999
                                                     ----        ----         ----          ----

     Golden Corral Corporation (Texas)           $  43,243    $  43,241    $ 131,980    $ 129,723
     TGI Friday's, Inc. (Texas)                     45,126       45,126      135,376      135,378
     Goodyear Tire & Rubber Company (Texas)         13,227       13,227       39,681       39,681
     Tandy Corporation (Minnesota)                  64,150       64,155      192,460      192,465
     America's Favorite Chicken Company (Georgia)   25,931       25,745       77,791       77,075
     One Care/Memorial Hermann Hospital (Texas)     43,653       43,536      130,725      130,608
                                                 ---------    ---------    ---------    ---------
           Total                                 $ 235,330    $ 235,030    $ 708,013    $ 704,930
                                                 =========    =========    =========    =========


4. INVESTMENT IN JOINT VENTURES

On April 5, 1996, the Partnership formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AmREIT, Inc., entities with common management, for the purpose of acquiring a property, which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Partnership's interest in the joint venture is 18.25%. On November 4, 1999, Just For Feet, Inc. filed a petition of relief under Chapter 11 of the Federal bankruptcy code. On January 27, 2000 Just For Feet, Inc. announced that its previous efforts of reorganization were unsuccessful. As such, the bankruptcy court in Delaware approved a liquidation auction of all of Just For Feet, Inc.'s retail stores and inventory. On February 16, 2000 Just For Feet, Inc. entered into an agreement whereby Footstar, Inc. purchased the inventory of Just For Feet, Inc., and assumed certain retail operating leases. Included in the leases assumed by Footstar, Inc. is the Just For Feet located in Tucson, Arizona, which is owned by AAA Joint Venture 96-1. Effective February 16, 2000, Footstar began operating this store under the Just For Feet name. The bankruptcy court in Delaware has ordered Just For Feet, Inc. to cure any deficiencies under the lease prior to the assumption of the lease by Footstar, Inc. These deficiencies represent a receivable for rent, property taxes and insurance at September 30, 2000 of approximately $8,968. Footstar is the second largest retailer of athletic footwear and apparel. Footstar, Inc. is a publicly owned company, whose common stock is traded on the New York Stock Exchange.

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

The Partnership's overall investment objectives are to acquire properties that offer investors the potential for (i)preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale.

RESULTS OF OPERATIONS

For the three months ended September 30, 2000, revenues totaled $275,195, which included $270,970 from real estate operations and $4,225 of interest and other income. Revenues for the third quarter of 2000 increased slightly from those of the third quarter of 1999, primarily due to better cash management and overnight investing opportunities. Expenses increased from $57,474 in the third quarter of 1999 to $70,000 in the third quarter of 2000, primarily from an increase in advisory fees to related party and in professional fees which includes legal, audit and transfer agent fees. The Partnership recorded $205,195 of net income for the third quarter of 2000 compared to $213,586 for the third quarter of 1999.

For the nine months ended September 30, 2000, revenues total $824,808, which included $814,897 from real estate operations and $9,911 of interest income and other income. Revenues for the first nine months of 2000 increased $11,142 from those of the first nine months in 1999, which was primarily attributable to a $7,925 increase in interest income and other income and a $3,083 increase in rental income, which represents a percentage rent payment from Golden Corral. Expenses increased from $181,627 in the first nine months of 1999 to $218,456 in the first nine months of 2000, primarily from an increase in advisory fees to related party and professional fees which includes legal, audit and transfer agent fees. The Partnership recorded $606,352 of net income for the first nine months of 2000, compared to $632,039 for the first nine months of 1999.

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



November 14, 2000                 /s/ H. Kerr Taylor
---------------                   ------------------
Date                              H. Kerr Taylor, President of General Partner





November 14, 2000                 /s/ Chad C. Braun
---------------                   -------------------
Date                              Chad C. Braun (Principal Accounting Officer)