Form 10KSB
period 2000-12-31
AAA NET REALTY FUND X LTD
filed 2001-04-02
CIK 887204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000
                                       or

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                               -----
Issuer's  revenues for its most recent  fiscal year: $1,101,243

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

The Partnership acquired two properties in 1993, four properties in 1994, one property in 1995 and one property in 1996. Six of the properties were purchased directly and two through joint ventures at a total price of $9,951,543 including acquisition fees and certain acquisition expenses. Generally, company policy requires that the Partnership lease properties on a "net lease" basis to corporations having a net worth at the time of acquisition in excess of $40 million.

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

Properties

As of December 31, 2000, the Partnership owned eight properties all in fee simple. Four of these properties are located in Texas and one each in Arizona, Georgia, Minnesota and Missouri.

Although the specific terms of each lease vary, a summary of the terms of the leases are as follows:

The primary term of the leases ranges from ten to twenty years. Four of the leases also provide for two to four five-year renewal options. The leases are all triple-net leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $52,908 to $256,703. These leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

During 2000, four of the Partnership's leases each contributed more than 10% of the Partnership's total rental income. Summarized as follows are the significant items pertaining to each of these leases:

                                    Ronald          Golden Corral       TGI Friday's        Tandy            America's Favorite
                                 Pucillo, M.D.        Corporation            Inc.          Corporation          Chicken Company
                                 -------------      -------------      -------------       -----------       --------------------
Lease Term                          12 Years          15 Years           10 Years          15 Years                20 Years
Expiration Date of Primary Term   January 2007       March 2008        January 2003        August 2009            July 2014
Renewal Options                       N/A                N/A                N/A                N/A            4 terms, 5 years each
Square Footage of Improvements      15,000              11,414              8,500            15,000                2,588
Base Annual Rental                 $174,476            $175,222           $180,502          $256,703            $  103,724


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

Item 2. Properties

As of December 31, 2000, the Partnership owned eight properties in fee simple, six directly and two through joint ventures with affiliated entities. The properties are located in Texas, Arizona, Georgia, Minnesota and Missouri. They are operated as retail stores, as restaurants and as a medical facility.

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

Cash of $9,951,543 has been invested in properties as of December 31, 2000, for the Partnership. This includes land, building and acquisition costs. A further description of the Partnership properties is included in Item 1 and in Schedule III-Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3. Legal Proceedings

The Partnership does not have any material legal proceedings pending.


Item 4. Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                                               PART II

Item 5. Market for the Issuer's Common Equity and Related Stockholder Matters

As of December 31, 2000, 720 limited partners had subscribed for 11,450.6 Units. No established public trading market currently exists for the Units.

For the years ended December 31, 2000 and 1999 the Partnership paid cash distributions to the Limited Partners (LPs) in the amount of $736,228 and $932,323, respectively. The General Partners (GPs) received distributions of $4,200 and $5,000, respectively. The distributions were paid entirely from the operating profits of the Partnership.

A summary of the distributions by quarter is as follows:

  Quarter               2000                                  1999
   Ended          GPs           LPs                      GPs         LPs

  March 31      $ 1,050      $ 180,019                $  1,850     $ 232,737
  June 30         1,050        185,403                   1,050       232,966
  September 30    1,050        185,403                   1,050       233,310
  December 31     1,050        185,403                   1,050       233,310

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

The Partnership's investment strategy of acquiring properties for all cash and leasing them under net leases to corporations minimizes the Partnership's operating expenses. The General Partners believe that net rental income from the leases will generate cash flow in excess of Partnership operating expenses. Since the leases generally have remaining terms of 3 to 16 years and provide for specified rental increases in excess of the initial base rent, it is anticipated that Partnership income will increase over time. The Partnership intends to distribute a significant portion of its cash available for distribution unless it becomes necessary to maintain additional reserves.

As of December 31, 2000, the Partnership had acquired eight properties and had invested $9,951,543, including certain acquisition expenses related to the Partnership's investment in these properties. These expenditures resulted in a corresponding decrease in the Partnership's liquidity.

The Partnership made cash distributions from operations to the limited partners during each quarter of 2000 and 1999, distributing a total of $736,228 and $932,323 respectively to the limited partners.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.) may contribute to capital appreciation of the Partnership properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

RESULTS OF OPERATIONS

Years Ended December 31, 2000 and 1999:

Rental income and equity income from investment in joint ventures increased slightly from $941,524 and $142,355, respectively, in 1999 to $943,531 and $142,537, respectively, in 2000, primarily due to percentage rent received from Golden Corral. Interest income and other income increased from $2,321 in 1999 to $15,175 in 2000 as a result of more effective cash management and overnight investing opportunities. Expenses increased by $54,349 primarily from an increase in advisory fees paid to related parties. AmREIT Realty Investment Corporation ("ARIC") as advisor to the Partnership increased its advisory fees charged in order to cover the increased costs in advising the Partnership. These fees were evaluated and compared to market fees being charged in the industry. The Partnership recorded net income in 2000 of $803,064 as compared to $842,370 in 1999.

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

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.
None.

                                    PART III

Item 9. Directors and Executive Officers of the Issuer.

The Issuer has no officers or directors. The Individual and Managing General Partners are as follows:

H. Kerr Taylor, age 50, is the Individual General Partner of the Partnership. Mr. Taylor is a graduate of Trinity University. Mr. Taylor also received a Masters of Business Degree from Southern Methodist University and a Doctor of Jurisprudence from South Texas College of Law. Mr. Taylor has over twenty years experience and has participated in over 300 real estate transactions. Mr. Taylor has served on a board and governing bodies of a bank, numerous private and public corporations and charitable institutions.

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

The affairs of the Partnership are conducted by ARIC. In addition to Mr. Taylor as president, other officers of ARIC include:

Chad C. Braun, age 28, serves as Executive Vice President of Finance of ARIC. Mr. Braun oversees the accounting and SEC reporting for the ARIC-sponsored partnerships. Prior to joining the Company Mr. Braun served as a manager at Ernst & Young, LLP, in the Real Estate advisory services group. Mr. Braun has provided extensive consulting and accounting services to a number of REITs and private Real Estate companies. Mr. Braun received a B.B.A. degree in accounting from Hardin Simmons University and subsequently earned the CPA designation.

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

These individuals are:

Tom Pagel, age 55, is the Director of Real Estate for ARIC. Mr. Pagel has over twenty five years of experience within the real estate industry including acquisition, development, asset management and disposition. Mr. Pagel has served within management of such real estate firms as Trammell Crow Company, Camden Property Trust and American General Realty Advisors. Mr. Pagel received his B.A. from the University of Texas at Austin and is a licensed Texas Real Estate Broker and a Certified Property Manager.

Jane Costello, age 44, is a certified public accountant and is responsible for the tax accounting related to the ARIC-sponsored partnerships and their properties. She has over twenty years experience as an accountant including over 4 years with a national public accounting firm and the last ten years with her own accounting practice. Ms. Costello received a B.B.A. degree in accounting from the University of Texas.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2000 no person was known by the Issuer to be the beneficial owner of more than 5% of the Units of the Issuer. Neither General Partner owns any Units nor does any director or officer of the Managing General Partner own any Units.

Item 12. Certain Relationships and Related Transactions

The Individual General Partner and the Managing General Partner received cash distributions from operations during, or with respect to, the fiscal year ended December 31, 2000 and 1999 of $4,200 and $5,000, respectively. For a description of the share of cash distributions from operations, if any, and fees to which the General Partners are entitled, reference is made to the material contained in the Prospectus, which is incorporated herein by reference, under the headings CASH DISTRIBUTIONS AND TAX ALLOCATIONS.

The supervision of the operations of the properties is managed by ARIC, a related party. The Issuer has entered into arrangements with ARIC pursuant to which ARIC has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. ARIC is reimbursed for its actual costs associated with performing the foregoing services but does not receive a property management fee. In connection with administrative services rendered to the Partnership, $114,540 and $78,864 was incurred and paid to ARIC in 2000 and 1999, respectively. See Note 9 of the accompanying financial statements.

Mr. Taylor, President of ARIC, receives compensation from ARIC for services performed for ARIC, which may include services rendered in connection with the Issuer. However, the Managing General Partner believes that any compensation relating to services is not material.

                                    PART IV

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.


 (a) (1) Financial Statements

 Independent Auditors Report
 Balance Sheet, December 31, 2000
 Statements of Income for the Years Ended December 31, 2000 and 1999
 Statements of Partnership Equity for the Years Ended December 31, 2000 and 1999 Statements of Cash Flows for the Years Ended December 31, 2000 and 1999
 Notes to Financial Statements for the Years Ended December 31, 2000 and 1999

     (2)        Financial Statement Schedules:  See (d) below

     (3)        Exhibits: See (c) below

(b)    Reports on Form 8-K filed after September 30, 2000:

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

                             AAA Net Realty Fund X, Ltd.

March 30, 2001               /s/ H. Kerr Taylor
Date                         H. Kerr Taylor, Individual General Partner

                             American Asset Advisers Management
                             Corporation X, Managing General Partner

March 30, 2001               By: /s/ H. Kerr Taylor
Date                         H. Kerr Taylor
                             President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Issuer Registrant and in the capacities and on the dates indicated.


March 30, 2001               /s/ H. Kerr Taylor
Date                         H. Kerr Taylor
                             President (Principal Executive Officer)
                             and Director



March 30, 2001               /s/ Chad C. Braun
Date                         Chad C. Braun, Executive Vice President of Finance
                             (Principal Accounting Officer)

                          ANNUAL REPORT ON FORM 10-KSB
                     ITEMS 7, 13 (a) (1) AND (2) AND 13 (d)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                        AND FINANCIAL STATEMENT SCHEDULE

                      FOR THE YEAR ENDED DECEMBER 31, 2000


                          AAA NET REALTY FUND X, LTD.

                          AAA NET REALTY FUND X, LTD.
                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                      --------
FINANCIAL STATEMENTS:

Independent Auditors' Report                                             F-3
Balance Sheet, December 31,2000                                          F-4
Statements of Income for the Years Ended
   December 31, 2000 and 1999                                            F-5
Statements of Partnership Equity for the Years
   Ended December 31, 2000 and 1999                                      F-6
Statements of Cash Flows for the Years Ended
   December 31, 2000 and 1999                                            F-7
Notes to Financial Statements for the Years Ended
   December 31, 2000 and 1999                                     F-8 to F-13


FINANCIAL STATEMENT SCHEDULE:

  Schedule III Real Estate Owned and Accumulated
  Depreciation for the Year Ended December 31, 2000                     F-14

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


AAA Net Realty Fund X, Ltd.

We have audited the accompanying balance sheet of AAA Net Realty Fund X, Ltd. as of December 31, 2000, and the related statements of income, partnership equity and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Net Realty Fund X, Ltd. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 2001

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                          AAA NET REALTY FUND X, LTD.
                            (A LIMITED PARTNERSHIP)
                                 BALANCE SHEET
                               DECEMBER 31, 2000


  ASSETS

  Cash and cash equivalents                                          $ 458,751
  Accounts receivable                                                   21,962

  Property:
  Land                                                               2,566,250
  Buildings                                                          5,370,983
                                                                   ------------
                                                                     7,937,233

  Accumulated depreciation                                            (978,284)
                                                                   ------------
         Total property, net                                         6,958,949
                                                                   ------------

  Net investment in direct financing leases                            615,158

  Investment in joint ventures                                       1,349,143

  Other assets:
  Accrued rental income                                                179,157
  Deferred lease costs, net of accumulated amortization of $6,272       25,493
                                                                   ------------
  Total other assets                                                   204,650
                                                                   ------------

TOTAL ASSETS                                                        $9,608,613
                                                                   ============

LIABILITIES AND PARTNERSHIP EQUITY

Liabilities:

Accounts payable                                                      $ 46,067
Security deposit                                                        12,000
                                                                    ------------
TOTAL LIABILITIES                                                       58,067
                                                                    ------------

Partnership equity:

General partners                                                        24,326
Limited partners                                                     9,526,220
                                                                    ------------
TOTAL PARTNERSHIP EQUITY                                             9,550,546
                                                                    ------------

TOTAL LIABILITIES AND PARTNERSHIP EQUITY                            $9,608,613
                                                                    ============






See Notes to Financial Statements.

                          AAA NET REALTY FUND X, LTD.
                            (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                           2000          1999

Revenues:

     Rental income from operating leases                $ 873,143     $ 870,851
     Earned income from direct financing leases            70,388        70,673
     Interest income and other income                      15,175         2,321
     Equity income from investment in joint ventures      142,537       142,355
                                                       -----------   -----------
Total revenues                                          1,101,243     1,086,200
                                                       -----------   -----------

Expenses:

     Advisory fees to related party                       114,540        78,864
     Amortization                                           3,136         3,136
     Depreciation                                         144,467       144,467
     Professional fees                                     36,036        17,363
                                                       -----------   -----------
Total expenses                                            298,179       243,830
                                                       -----------   -----------

Net income                                              $ 803,064     $ 842,370
                                                       ===========   ===========

Allocation of net income:

     General partners                                   $   8,031     $   8,424
     Limited partners                                     795,033       833,946
                                                       -----------   -----------
                                                        $ 803,064     $ 842,370
                                                       ===========   ===========

Net income per unit                                     $   70.13     $   73.55
                                                       ===========   ===========

Weighted average units outstanding                         11,451        11,453
                                                       ===========   ===========














See Notes to Financial Statements.

                          AAA NET REALTY FUND X, LTD.
                         STATEMENT OF PARTNERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                 GENERAL            LIMITED
DESCRIPTION                      PARTNERS           PARTNERS             TOTAL

Balance at December 31, 1998     $17,071           $9,568,792        $9,585,863

Net income                         8,424              833,946           842,370

Repurchase of LP units                                 (2,000)           (2,000)

Distributions                     (5,000)            (932,323)         (937,323)
($81.40 per Limited Partnership Unit)
                                 --------          -----------       -----------
Balance at December 31, 1999      20,495            9,468,415         9,488,910

Net income                         8,031              795,033           803,064

Repurchase of LP unit                                  (1,000)           (1,000)

Distributions                     (4,200)            (736,228)         (740,428)
($64.29 per Limited Partnership Unit)

                                 --------          -----------       -----------
Balance at December 31, 2000     $24,326           $9,526,220        $9,550,546
                                 ========          ===========       ===========















See Notes to Financial Statements.

                          AAA NET REALTY FUND X, LTD.

                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                           2000          1999
                                                       -----------   -----------
Cash flows from operating activities:
  Net income                                            $ 803,064     $ 842,370
  Adjustments to reconcile net income to net cash
         provided by operating activities:
           Amortization                                     3,136         3,136
           Depreciation                                   144,467       144,467
           Decrease (increase) in accounts receivable      47,266       (68,058)
           (Decrease) increase in accounts payable        (16,389)       60,843
           Cash received from direct financing leases
               greater (less) than income recognized        3,506          (432)
           Investment in joint ventures:
               Equity income                             (142,537)     (142,355)
               Distributions received                     142,537       142,355
           Increase in accrued rental income              (28,476)      (30,339)
           Increase in deferred lease costs                    -        (31,765)
                                                       -----------   -----------
Net cash provided by operating activities                 956,574       920,222
                                                       -----------   -----------

Cash flows from investing activities:
  Joint venture distributions in excess of income          11,737         9,333
                                                       -----------   -----------
Net cash provided by investing activities                  11,737         9,333
                                                       -----------   -----------


Cash flows from financing activities:

  Distributions paid to partners                         (740,428)     (937,323)
  Retirement of Partnership units                          (1,000)       (2,000)
                                                       -----------   -----------
Net cash used in financing activities                    (741,428)     (939,322)
                                                       -----------   -----------

Net increase (decrease) in cash and cash equivalent       226,883        (9,768)

Cash and cash equivalents, beginning of period            231,868       241,636
                                                       -----------   -----------
Cash and cash equivalents, end of period                $ 458,751     $ 231,868
                                                       ===========   ===========















See Notes to Financial Statements.

                          AAA NET REALTY FUND X, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

PROPERTY

Property is leased to others on a net lease basis whereby all operating expenses related to the properties, including property taxes, insurance and common area maintenance are the responsibility of the tenant. The leases are accounted for as operating leases or as direct financing leases. The properties accounted for as operating leases are recorded at cost. Rental income is recognized ratably over the life of the lease and depreciation is computed based upon the estimated useful life of the property. The direct financing lease properties are recorded at their net investment (see Note 5). Unearned income is deferred and amortized to income over the life of the lease so as to produce a constant periodic rate of return.

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

INVESTMENT IN JOINT VENTURES

The Partnership's investments in joint ventures are accounted for under the equity method whereby the Partnership's investment is increased or decreased by its share of earnings or losses in the joint ventures and also decreased by any distributions. The Partnership owns a minority interest and does not exercise control over the management of the joint ventures.

DEPRECIATION

Buildings are depreciated using the straight-line method over estimated useful lives ranging from 31.5 to 39 years.

SYNDICATION COSTS

Syndication costs incurred in the raising of capital through the sale of units are treated as a reduction of partnership equity.

STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

No cash was paid for income taxes or interest during 2000 or 1999.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, the FASB issued SFAS 137 that deferred the effective date of adoption of SFAS 133 for one year. This was followed in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS 133.

The Partnership adopted these standards effective January 1, 2001. The Partnership currently has no contracts that would be affected by these accounting standards and as a result there was no effect on the Partnership's financial position, results of operation or cash flows from the adoption of SFAS 133, as amended.

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

4. OPERATING LEASES

A  summary  of  minimum  future  rentals,   exclusive  of  any  renewals,  under
noncancellable operating leases in existence at December 31, 2000 are as follows:

      2001             $   960,815
      2002                 962,683
      2003                 827,308
      2004                 752,660
      2005                 566,638
      2006-2016          2,156,569
                      -------------
                       $ 6,226,673
                      =============

5. NET INVESTMENT IN DIRECT FINANCING LEASE

The Partnership's net investment in a direct financing lease at December 31, 2000 included:

      Minimum lease payments receivable              $ 1,117,725
      Unguaranteed residual value                        303,558
      Less: Unearned income                             (806,125)
                                                    -------------
                                                     $   615,158
                                                    =============

A summary of minimum future rentals, exclusive of any renewals, under a noncancellable direct financing lease in existence at December 31, 2000 are as follows:

       2001             $  73,892
       2002                73,892
       2003                73,892
       2004                77,302
       2005                81,281
       2006-2016          737,466
                      ------------
                      $ 1,117,725
                      ============

6. INVESTMENT IN JOINT VENTURES

On April 5, 1996, the Partnership formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AmREIT, Inc., entities with common management, for the purpose of acquiring a property, which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Partnership's interest in the joint venture is 18.25%. On November 4, 1999, Just For Feet, Inc. filed a petition of relief under Chapter 11 of the Federal bankruptcy code. On January 27, 2000 Just For feet, Inc. announced that its previous efforts of reorganization were unsuccessful. As such, the bankruptcy court in Delaware approved a liquidation auction of all of Just For Feet, Inc.'s retail stores and inventory. On February 16, 2000 Just For Feet, Inc. entered into an agreement whereby Footstar, Inc. would purchase the inventory of Just For Feet, Inc., and assume certain retail operating leases. Included in the leases being assumed by Footstar, Inc. is the Just For Feet located in Tucson, Arizona, which is owned by AAA Joint Venture 96-1. Just For Feet, Inc. cured all deficiencies under the lease prior to the assumption of the lease. Footstar Inc., the second largest retailer of athletic footwear and apparel, is a publicly owned New York Stock Exchange company (FTS) and has assumed the Just For Feet lease as is.

On October 27, 1994, the Partnership formed a joint venture, AAA Joint Venture 94-1, with AmREIT, Inc., for the purpose of acquiring a property on lease to BlockBuster Music Retail Inc. in Missouri. The Company's interest in the joint venture is 45.16%.


Summarized financial information for the joint ventures at December 31, 2000 and 1999, is as follows:

                                                     2000             1999
     Land & building,
       net of accumulated depreciation           $ 2,557,715       $ 2,587,084
     Net investment in direct financing lease    $ 2,603,663       $ 2,594,532
     Accounts receivable                         $    27,210       $   115,013
     Accrued rental income                       $    79,996       $    73,877
     Partners' capital                           $ 5,268,584       $ 5,370,506
     Rental income from operating lease          $   179,677       $   179,674
     Earned income from direct financing lease   $   408,406       $   407,477
     Net income                                  $   558,703       $   557,781

The Partnership recognized equity income of $142,537 and $142,355 from the joint ventures in 2000 and 1999, respectively.


7. MAJOR TENANTS

The Partnership's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 2000 and 1999 under both operating lease and direct financing lease methods of accounting:

                                                       2000             1999

     Golden Corral Corporation (Texas)              $ 175,221       $ 172,965
     TGI Friday's, Inc. (Texas)                       180,501         180,500
     Goodyear Tire & Rubber Company (Texas)            52,908          52,908
     Tandy Corporation (Minnesota)                    256,702         256,620
     America's Favorite Chicken Company (Georgia)     103,724         104,382
     Ronald Pucillo, M.D. (Texas)                     174,475         174,149
                                                   -----------     -----------
                           Total                    $ 943,531       $ 941,524
                                                   ===========     ===========

8. INCOME RECONCILIATION

A reconciliation of net income for financial reporting purposes to income for federal income tax purposes is as follows for the years ended December 31:

                                                           2000           1999

     Net income for financial reporting purposes        $  803,064    $ 842,370

     Direct financing lease recorded as operating
         lease for tax reporting purposes                  (25,912)     (29,678)

     Accrued rental income                                 (28,220)     (32,658)
                                                        -----------  -----------
     Income for tax reporting purposes                   $ 748,932    $ 780,034
                                                        ===========   ==========

9. RELATED PARTY TRANSACTIONS

The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the Individual General Partner or to any controlling persons of the Managing General Partner. In connection with administrative services rendered to the Partnership, $114,540 and $78,864 was incurred and paid to ARIC in 2000 and 1999, respectively.

See Note 6 for joint venture agreements with entities with common management.


                          AAA NET REALTY FUND X, LTD.
         SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                                                     Life on Which
                                                                                                                     Depreciation in
                                                                    Cost at                   Date of                 Latest Income
  Property           Encum-                           Impro-     Close of Year       Accum.   Constr-     Date        Statement
 Description         brances    Building      Land    vements  Building     Land     Deprec.  uction     Acquired    is Computed
- ----------------     -------  -----------   --------  -------  ---------   --------  -------- -------   ----------   --------------
PROPERTIES INVESTED IN UNDER OPERATING LEASES

Golden Corral, TX      $0     $1,105,426    $473,754     $0   $1,105,426   $473,754  $272,968    N/A    03/15/1993    31.5 Years
TGI Friday's, TX       $0     $1,084,060    $464,597     $0   $1,084,060   $464,597  $194,576    N/A    12/23/1993     39 Years
Goodyear Tire, TX      $0       $377,261    $161,684     $0     $377,261   $161,684   $65,296    N/A    03/31/1994     39 Years
Popeye's Chicken, GA   $0             $0    $264,400     $0           $0   $264,400        $0    N/A    07/19/1994       N/A
Computer City, MN      $0     $1,769,748    $758,464     $0   $1,769,748   $758,464  $287,395    N/A    03/21/1994     39 Years
One Care Health, TX    $0     $1,034,488    $443,351     $0   $1,034,488   $443,351  $158,048    N/A    01/18/1995     39 Years
                    ------   -----------  -----------   ----  ---------- ----------  --------
                       $0     $5,370,983  $2,566,250     $0   $5,370,983 $2,566,250  $978,283


PROPERTY OF JOINT VENTURES IN WHICH THE PARTNERSHIP HAS AN INTEREST AND HAS
INVESTED IN UNDER AN OPERATING LEASE AND A DIRECT FINANCING LEASE

Wherehosue Music, M    $0       $531,236    $220,541     $0     $531,236   $220,541   $80,818    N/A    11/14/1994      39 Years
Just For Feet, AZ      $0       $474,200    $198,664     $0     $474,200   $198,664        $0    N/A    09/11/1996         N/A
                    ------   -----------  -----------   ----  ---------- ----------  --------
                       $0     $1,005,436    $419,205     $0   $1,005,436   $419,205   $80,818



PROPERTY INVESTED IN UNDER DIRECT FINANCING LEASE

Popeye's Chicken, GA   $0       $618,232          $0     $0     $618,232         $0  $100,845    N/A    07/19/1994          N/A


(1) Transactions in real estate and accumulated depreciation during 2000 and 1999 for operating lease properties are summarized as follows:


                                                  Accumulated
                                    Cost          Depreciation
                                 -----------      ------------
Balance at December 31, 1998     $7,937,234         $689,350

Acquisitions                             $0               $0

Depreciation expense                     $0         $144,467
                                 -----------      ------------
Balance at December 31, 1999     $7,937,234         $833,817

Acquisitions                             $0               $0

Depreciation expense                     $0          144,467
                                 -----------      ------------
Balance at December 31, 2000     $7,937,233         $978,284
                                 ===========      ============

(2)The  portion of the lease  relating to the building of this property has been
recorded  as  a  direct  financing  lease  for  financial   reporting  purposes.
Consequently, depreciation is not applicable.

(3)The aggregate cost of all properties for Federal Income Tax purposes is $9,980,107 at December 31, 2000.