Form 10QSB
period 2001-03-31
AAA NET REALTY FUND X LTD
filed 2001-05-15
CIK 887204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
-------

For the quarterly period ended March 31, 2001
                               --------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    -----------------


Commission File Number:         0-25436


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
    X      Yes               No
---------        ----------

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)

ASSETS
Cash and cash equivalents .......................................   $   472,401
Accounts receivable .............................................         8,533
Property:
  Land ..........................................................     2,566,250
  Buildings .....................................................     5,370,984
                                                                    -----------
                                                                      7,937,234
  Accumulated depreciation ......................................    (1,014,400)
                                                                    -----------
    Total property, net .........................................     6,922,834
                                                                    -----------
Net investment in direct financing leases .......................       614,176
Investment in joint ventures ....................................     1,346,238
Other assets
  Accrued rental income .........................................       183,387
  Deferred lease costs, net of accumulated amortization of $7,056        24,709
                                                                    -----------
     Total other assets .........................................       208,096
                                                                    -----------
TOTAL ASSETS ....................................................   $ 9,572,278
                                                                    ===========

LIABILITIES AND PARTNERSHIP EQUITY

Liabilities:
 Accounts payable ...............................................   $       236
 Security deposit ...............................................        12,000
                                                                    -----------
   TOTAL LIABILITIES ............................................        12,236
                                                                    -----------
Partnership equity:
  General partners ..............................................        25,284
  Limited partners ..............................................     9,534,758
                                                                    -----------
    TOTAL PARTNERSHIP EQUITY ....................................     9,560,042
                                                                    -----------
TOTAL LIABILITIES AND PARTNERSHIP EQUITY ........................   $ 9,572,278
                                                                    ===========


                                        2
 See Notes to Financial Statements.

                         AAA NET REALTY FUND X, LTD.
                           (A LIMITED PARTNERSHIP)
                            STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31,
                                 (Unaudited)



                                                                2001        2000
                                                            --------    --------
 Revenues:
   Rental income from operating leases .................    $219,708    $219,871
   Earned income from direct financing leases ..........      17,491      17,599
   Interest income .....................................       5,106       2,357
   Equity income from investment in joint ventures .....      35,663      35,614
                                                            --------    --------
 Total revenues ........................................     277,968     275,441
                                                            --------    --------
 Expenses:
    Advisory fees to related party .....................      28,635      28,635
    Amortization .......................................         784         784
    Depreciation .......................................      36,116      36,116
    Professional fees ..................................       9,669       5,227
    Other ..............................................       1,918       5,342
                                                            --------    --------
Total expenses .........................................      77,122      76,104
                                                            --------    --------
Net income .............................................    $200,846    $199,337
                                                            ========    ========
Allocation of net income:
    General partners ...................................    $  2,008    $  1,993
    Limited partners ...................................     198,838     197,344
                                                            --------    --------
                                                            $200,846    $199,337
                                                            ========    ========

 Net income per unit ...................................    $  17.54    $  17.40
                                                            ========    ========
 Weighted average units outstanding ....................      11,452      11,454
                                                            ========    ========




                                        3
  See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                              2001         2000
                                                         ---------    ---------
Cash flows from operating activities:
   Net income ........................................   $ 200,846    $ 199,337
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Amortization ................................         784          784
         Depreciation ................................      36,117       36,116
         Increase in accounts receivable .............      13,428       12,789
         Increase in accounts payable ................     (45,832)     (29,435)
         Decrease in property costs payable ..........        --          4,306
         Cash received from direct financing leases
             greater than income recognized ..........         982          877
         Investment in joint ventures:
             Equity income ...........................     (35,663)     (35,614)
             Distributions received ..................      35,663       35,614
             Decrease in accrued rental income .......      (4,230)      (7,113)
                                                         ---------    ---------
Net cash provided by operating activities ............     202,095      217,661
                                                         ---------    ---------
Cash flows provided by investing activities:
   Joint venture distributions in excess of income ...       2,905        2,945
                                                         ---------    ---------
Net cash provided by investing activities ............       2,905        2,945
                                                         ---------    ---------
Cash flows used in financing activities:
   Distributions paid to partners ....................    (191,350)    (181,305)
                                                         ---------    ---------
Net cash used in financing activities ................    (191,350)    (181,305)
                                                         ---------    ---------

Net increase in cash and cash equivalents ............      13,650       39,301

Cash and cash equivalents, beginning of period .......     458,751      231,868
                                                         ---------    ---------
Cash and cash equivalents, end of period .............   $ 472,401    $ 271,169
                                                         =========    =========





                                        4
 See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

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

     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 2001 or 2000.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three-month period ended March 31, 2001 and 2000.

     The financial statements of AAA Net Realty Fund X, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2000.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $28,635 were incurred and expensed for the three months ended March 31, 2001 and for the three months ended March 31, 2000 $28,635 were incurred and expensed.

4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three months ended March 31, respectively, under both operating and direct financing leases:

                                                               2001         2000
                                                           --------     --------

Golden Corral Corporation (Texas) ....................     $ 45,068     $ 45,495
TGI Friday's, Inc. (Texas) ...........................       45,125       45,125
Goodyear Tire & Rubber Company (Texas) ...............       13,227       13,227
Tandy Corporation (Minnesota) ........................       64,158       64,155
America's Favorite Chicken Company (Georgia) .........       25,825       25,932
One Care Health Industries, Inc. (Texas) .............       43,796       43,536
                                                           --------     --------
                  Total ..............................     $237,199     $237,470
                                                           ========     ========

5.    INVESTMENT IN JOINT VENTURES

      On April 5, 1996, the Partnership formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AmREIT, Inc., entities with common management, for the purpose of acquiring a property, which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Partnership's interest in the joint venture is 18.25%. On November 4, 1999, Just For Feet, Inc. filed a petition of relief under Chapter 11 of the Federal bankruptcy code. On January 27, 2000 Just For Feet, Inc. announced that its previous efforts of reorganization were unsuccessful. As such, the bankruptcy court in Delaware approved a liquidation auction of all of Just For Feet, Inc.'s retail stores and inventory. On February 16, 2000 Just For Feet, Inc. entered into an agreement whereby Footstar, Inc. would purchase the inventory of Just For Feet, Inc., and assume certain retail operating leases. Included in the leases being assumed by Footstar, Inc. is the Just For Feet located in Tucson, Arizona, which is owned by AAA Joint Venture 96-1. Just For
      Feet, Inc. cured all deficiencies under the lease prior to the assumption of the lease. Footstar, Inc. is the second largest retailer of athletic footwear and apparel, is a publicly owned New York Stock Exchange company (FTS) and has assumed the Just For Feet lease as is.

      On October 27, 1994, the Partnership formed a joint venture, AAA Joint Venture 94-1, with AmREIT, Inc., for the purpose of acquiring a property on lease to Wherehouse Entertainment, Inc. in Missouri. The Company's interest in the joint venture is 45.16%.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2001, revenues totaled $277,968, which included $272,862 from real estate operations and $5,106 of interest. Revenues for the first quarter of 2001 increased $2,527 from those of the first quarter of 2000 which was attributable to a $427 decrease in rental income from percentage rent on Golden Corral, a slight decrease of $108 in income from direct financing leases, an increase of $2,749 in interest income, as a result of more effective cash management and overnight investing opportunities, and an increase of $49 in equity income from joint ventures. Expenses increased from $76,104 in the first quarter of 2000 to $77,122 in the first quarter of 2001 primarily due to an increase in professional fees which was partially offset by a decrease in other miscellaneous expenses. The Partnership recorded $200,846 of net income for the first quarter of 2001 compared to $199,337 for the first quarter of 2000.

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






                               AAA Net Realty Fund X, Ltd.
                               ---------------------------------------------
                               (Issuer)



May 14, 2001                   /s/ H. Kerr Taylor
Date                           H. Kerr Taylor, President of General Partner





May 14, 2001                   /s/ Chad Braun
Date                           Chad Braun (Principal Accounting Officer)