Form 10QSB
period 2001-06-30
AAA NET REALTY FUND X LTD
filed 2001-08-14
CIK 887204

Microsoft Word 10.0.2627;                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                                       Washington, D. C. 20549

                                   FORM 10-QSB



   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001


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
    X      Yes               No
--------           ---------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)

                   ASSETS
                   Cash and cash equivalents                      $  472,517
                   Accounts receivable                                 1,043
                   Property:
                       Land                                        2,566,250
                       Buildings                                   5,370,984
                                                                  ----------
                                                                   7,937,234
                       Accumulated depreciation                   (1,050,518)
                                                                  ----------
                            Total property, net                    6,886,716
                                                                  ----------
                   Net investment in direct financing leases         613,194
                   Investment in joint ventures                    1,343,346
                   Other assets:
                       Accrued rental income                         186,966
                       Deferred lease costs, net of accumulated
                         amortization of $7,840                       23,925
                                                                  ----------
                            Total other assets                       210,891
                                                                  ----------
                   TOTAL ASSETS                                  $ 9,527,707
                                                                 ===========
                   LIABILITIES AND PARTNERSHIP EQUITY
                   Liabilities:
                       Accounts payable                           $      236
                       Security deposit                               12,000
                                                                  ----------
                            TOTAL LIABILITIES                         12,236
                                                                  ----------
                   Partnership equity (deficit):
                       General partners                               (4,445)
                       Limited partners                            9,519,916
                                                                  ----------
                            TOTAL PARTNERSHIP EQUITY               9,515,471
                                                                  ----------
                   TOTAL LIABILITIES AND PARTNERSHIP EQUITY      $ 9,527,707
                                                                 ===========


                   See Notes to Financial Statements.

                AAA NET REALTY FUND X, LTD.
                  (A LIMITED PARTNERSHIP)
                    STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                        (Unaudited)

                                                                               Quarter                             Year to Date
                                                                   2001             2000               2001            2000
                                                                ---------       ---------          ---------       ---------
 Revenues:
      Rental income from operating leases                       $ 218,117       $ 217,618          $ 437,825       $ 437,489
      Earned income from direct financing leases                   17,491          17,595             34,982          35,194
      Interest income and other income                              4,627           3,329              9,733           5,686
      Equity income from investment in joint ventures              35,676          35,630             71,339          71,244
                                                                ---------       ---------          ---------       ---------

          Total revenues                                          275,911         274,172            553,879         549,613
                                                                ---------       ---------          ---------       ---------

 Expenses:
      Advisory fees to related party                               28,635          28,635             57,270          57,270
      Amortization                                                    784             784              1,568           1,568
      Depreciation                                                 36,118          36,118             72,234          72,234
      Professional fees                                             7,034           6,815             16,703          17,384
      Other                                                         1,160               -              3,078               -
                                                                ---------       ---------          ---------       ---------

          Total expenses                                           73,731          72,352            150,853         148,456
                                                                ---------       ---------          ---------       ---------

 Net income                                                     $ 202,180       $ 201,820          $ 403,026       $ 401,157
                                                                =========       =========          =========       =========

 Allocation of net income:
      General partners                                          $   2,022         $ 2,018          $   4,030       $   4,012
      Limited partners                                            200,158         199,802            398,996         397,145
                                                                =========       =========          =========       =========

                                                                $ 202,180       $ 201,820          $ 403,026       $ 401,157
                                                                =========       =========          =========       =========

 Net income per unit                                              $ 17.66         $ 17.62          $   35.20       $   35.02
                                                                =========       =========          =========       =========

 Weighted average units outstanding                                11,451          11,454             11,451          11,454
                                                                =========       =========          =========       =========






  See Notes to Financial Statements.


                                       3

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                    Quarter                     Year to Date
                                                              2001           2000          2001           2000
                                                           ---------      ---------     ---------      ---------
 Cash flows from operating activities:
      Net income                                           $ 202,180      $ 201,820     $ 403,026      $ 401,157
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Amortization                                         784            784         1,568         1,568
            Depreciation                                      36,118         36,118        72,234        72,234
            Decrease in accounts receivable                    7,490          1,238        20,918        14,027
            Increase (decrease) in accounts payable                1         (1,257)      (45,831)      (30,692)
            Decrease in property costs payable                     -         12,917             -        17,223
            Cash received from direct financing leases
               greater than income recognized                    982            876         1,964         1,753
            Investment in joint ventures:
               Equity income                                 (35,676)       (35,630)      (71,339)      (71,244)
               Distributions received                         35,676         35,630        71,339        71,244
            Increase in accrued rental income                 (3,579)        (7,119)       (7,809)      (14,232)
                                                           ---------      ---------     ---------     ---------
               Net cash provided by operating activities     243,975        245,377       446,070       463,038
                                                           ---------      ---------     ---------     ---------

  Cash flows provided by investing activities:
      Joint venture distributions in excess of income          2,892          2,940         5,797         5,885
                                                           ---------      ---------     ---------     ---------
          Net cash provided by investing activities            2,892          2,940         5,797         5,885
                                                           ---------      ---------     ---------     ---------

 Cash flows used in financing activities:
      Distributions paid to partners                        (246,751)      (185,981)     (438,101)     (367,286)
                                                           ---------      ---------     ---------     ---------
         Net cash used in financing activities              (246,751)      (185,981)     (438,101)     (367,286)
                                                           ---------      ---------     ---------     ---------

 Net increase in cash and cash equivalents                       116         62,336        13,766       101,637
 Cash and cash equivalents, beginning of period              472,401        271,169       458,751       231,868
                                                           ---------      ---------     ---------     ---------
 Cash and cash equivalents, end of period                  $ 472,517      $ 333,505     $ 472,517     $ 333,505
                                                           =========      =========     =========     =========



See Notes to FInancial Statements

                                       4

                           AAA NET REALTY FUND X, LTD
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     AAA Net Realty Fund X, Ltd. ("the Partnership") is a limited partnership formed April 15, 1992, under the laws of the State of Nebraska. American Asset Advisers Management Corporation X (a Nebraska corporation) is the managing general partner and H. Kerr Taylor is the individual general partner.

     The Partnership was formed to acquire commercial properties for cash, own, lease, operate, manage and eventually sell the properties. Prior to June 5, 1998, the selection, acquisition, and supervision of the operations of the properties were managed by American Asset Advisers Realty Corporation ("AAA"), a related party. Beginning June 5, 1998, the supervision of the operations of the properties is managed by AmREIT Realty Investment Corporation, ("ARIC"), a related party.

     The financial records of the Partnership are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred.

     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 2001 or 2000.

     Real estate is leased to others on a net lease basis whereby all operating expenses related to the properties including property taxes, insurance and common area maintenance is the responsibility of the tenant. The leases are accounted for under the operating method or the direct financing method.

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

     The preparation of financial statements inconfirmity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assest and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 2001 and 2000.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $28,635 and $57,270 were incurred and expensed for the three and six months ended June 30, 2001, respectively and $28,635 and $57,270 for the three and six months ended June 30, 2000, respectively.

4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three and six months ended June 30, respectively, under both operating and direct financing leases:

                                                                                 Quarter                          Year to Date
                                                                        2001            2000            2001              2000
                                                                        ----            ----            ----              ----

     Tandy Corporation (Minnesota)                                  $  64,153       $  64,155        $ 128,311         $ 128,310
     TGI Friday's, Inc. (Texas)                                        45,125          45,125           90,250            90,250
     Golden Corral Corporation (Texas)                                 43,240          43,242           88,308            88,737
     Memorial Hermann Hospital System   (Texas)                        44,025          43,536           87,821            87,072
     America's Favorite Chicken Company (Georgia)                      25,825          25,928           51,650            51,860
     Goodyear Tire & Rubber Company (Texas)                            13,240          13,227           26,467            26,454
                                                                     --------        --------         --------          --------
           Total                                                     $235,608        $235,213         $472,807          $472,683
                                                                     ========        ========         ========          ========


                                        6

5.    INVESTMENT IN JOINT VENTURES

      On April 5, 1996, the Partnership formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AmREIT, Inc., entities with common management, for the purpose of acquiring a property, which is being operated as a Just For Feet retail store in Tucson, Arizona. The company's interest in the joint venture is 18.25%.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2001, revenues totaled $275,911, which included $271,284 from real estate operations and $4,627 of interest and other income. Revenues for the second quarter of 2001 increased slightly from those of the second quarter of 2000, primarily due to a increase of $441 in rental income from the collection of late fees on Memorial Hermann Hospital System, a slight decrease in income from direct financing leases, a slight increase in equity income from joint ventures, and an increase of $1,298 in interest income due to better cash management and overnight investing opportunities. Expenses increased from $72,352 in the second quarter of 2000 to $73,731 in the second quarter of 2001, primarily from an increase in property cost expense at Memorial Hermann Hospital System. The Partnership recorded $202,180 of net income for the second quarter of 2001 compared to $201,820 for the second quarter of 2000.

For the six months ended June 30, 2001, revenues totals $553,879, which included $544,146 from real estate operations and $9,733 of interest income and other income. Revenues for the first six months of 2001 increased $4,266 from those of the first six months in 2000, which was attributable to a $4,047 increase in interest income and other income due to better cash management and overnight investing opportunities and a $219 increase in rental income, from the collection of late fees on Memorial Hermann Hospital System, a slight decrease in income from direct financing leases, a slight increase in equity income from joint ventures. Expenses increased from $148,456 in the first six months of 2000 to $150,853 in the first six months of 2001, primarily from an increase in property cost expense at Memorial Hermann Hospital System and interest due on property taxes for the Wherehouse store in Missouri. The Partnership recorded $403,026 of net income for the first six months of 2001 compared to $401,157 for the first six months of 2000.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE


Item 5. Other Information

NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  AAA Net Realty Fund X, Ltd.
                                  (Issuer)



August 10, 2001                   /s/ H. Kerr Taylor
Date                              ------------------
                                  H. Kerr Taylor, President of General Partner




August 10, 2001                   /s/ Chad Braun
                                  --------------
Date                              Chad Braun (Principal Accounting Officer)