Form 10QSB
period 2001-09-30
AAA NET REALTY FUND X LTD
filed 2001-11-14
CIK 887204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001
                               ------------------


--------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934



For the transition period from                    to
                               -------------------    ------------------------


Commission File Number:         0-25436


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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)

ASSETS
Cash and cash equivalents                                           $  493,036
Property:
    Land                                                             2,566,250
    Buildings                                                        5,370,983
                                                                    ----------
                                                                     7,937,233
    Accumulated depreciation                                        (1,086,634)
                                                                    ----------
        Total property, net                                          6,850,599
                                                                    ----------
Net investment in direct financing leases                              612,211
Investment in joint ventures                                         1,340,466
Other assets:
    Accrued rental income                                              190,545
    Deferred lease costs, net of accumulated
         amortization of $8,624                                         23,141
                                                                    ----------
        Total other assets                                             213,686
                                                                    ----------
TOTAL ASSETS                                                        $9,509,998
                                                                    ==========

LIABILITIES AND PARTNERSHIP EQUITY
Liabilities:
     Accounts payable                                               $      986
     Security deposit                                                   12,000
                                                                    ----------
     TOTAL LIABILITIES                                                  12,986
                                                                    ----------
Partnership equity:
     General partners                                                   25,114
     Limited partners                                                9,471,898
                                                                    ----------
        TOTAL PARTNERSHIP EQUITY                                     9,497,012
                                                                    ----------
TOTAL LIABILITIES AND PARTNERSHIP EQUITY                            $9,509,998
                                                                    ==========




                   See Notes to Financial Statements.

                          AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                         Quarter                         Year to Date
                                                                  2001                2000          2001             2000
                                                                  ----                ----          ----             ----
 Revenues:
      Rental income from operating leases                      $ 218,001          $ 217,733      $ 655,826        $ 655,222
      Earned income from direct financing leases                  17,490             17,597         52,472           52,791
      Interest income and other income                             2,332              4,225         12,065            9,911
      Equity income from investment in joint ventures             35,689             35,640        107,028          106,884
                                                               ---------          ---------      ---------        ---------

          Total revenues                                         273,512            275,195        827,391          824,808
                                                               ---------          ---------      ---------        ---------

 Expenses:
      Advisory fees to related party                              28,635             28,635         85,905           85,905
      Amortization                                                   784                784          2,352            2,352
      Depreciation                                                36,116             36,116        108,350          108,350
      Professional fees                                            4,665              4,465         21,368           21,849
      Other                                                        1,323                  -          4,401                -
                                                               ---------          ---------      ---------        ---------

          Total expenses                                          71,523             70,000        222,376          218,456
                                                                 -------          ---------      ---------        ---------

 Net income                                                    $ 201,989          $ 205,195      $ 605,015        $ 606,352
                                                               =========          =========      =========        =========

 Allocation of net income:
      General partners                                         $   2,020          $   2,053      $   6,050          $ 6,064
      Limited partners                                           199,969            203,142        598,965          600,288
                                                               ---------          ---------      ---------        ---------

                                                               $ 201,989          $ 205,195      $ 605,015        $ 606,352
                                                               =========          =========      =========        =========

 Net income per unit                                           $   17.66          $   17.91      $   52.86        $   52.94
                                                               =========          =========      =========        =========

 Weighted average units outstanding                               11,436             11,454         11,446           11,454
                                                               =========          =========      =========        =========





  See Notes to Financial Statements.

                          AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                   Quarter                      Year to Date
                                                             2001           2000          2001           2000
                                                           ---------      ---------     ---------      ---------
 Cash flows from operating activities:
      Net income                                           $ 201,989      $ 205,195     $ 605,015      $ 606,352
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Amortization                                         784            784         2,352          2,352
            Depreciation                                      36,116         36,116       108,350        108,350
            Decrease in accounts receivable                    1,043         40,705        21,961         54,732
            Increase (decrease) in accounts payable              751              3       (45,080)       (30,689)
            Decrease in property costs payable                     -        (17,223)            -              -
            Cash received from direct financing leases
               greater than income recognized                    983            876         2,947          2,629
            Investment in joint ventures:
               Equity income                                 (35,689)       (35,640)     (107,028)      (106,884)
               Distributions received                         35,689         35,640       107,028        106,884
            Increase in accrued rental income                 (3,579)        (7,119)      (11,388)       (21,351)
                                                           ---------       --------     ---------      ---------
               Net cash provided by operating activities     238,087        259,337       684,157        722,375
                                                           ---------       --------     ---------      ---------

  Cash flows provided by investing activities:
      Joint venture distributions in excess of income          2,880          2,929         8,677          8,814
                                                           ---------       --------     ---------      ---------
          Net cash provided by investing activities            2,880          2,929         8,677          8,814
                                                           ---------       --------     ---------      ---------

 Cash flows used in financing activities:
      Distributions paid to partners                        (205,265)      (186,454)     (643,366)     (553,740)
      Repurchase of Limited Partners Units                   (15,183)             -       (15,183)            -
                                                           ---------       --------     ---------      ---------
         Net cash used in financing activities              (220,448)      (186,454)     (658,549)     (553,740)
                                                           ---------       --------     ---------      ---------

 Net increase in cash and cash equivalents                    20,519         75,812        34,285       177,449
 Cash and cash equivalents, beginning of period              472,517        333,505       458,751       231,868
                                                           ---------      ---------     ---------      --------
 Cash and cash equivalents, end of period                  $ 493,036      $ 409,317     $ 493,036     $ 409,317
                                                           =========      =========     =========     =========






 See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principals generally accepted in the United States. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 2001 and 2000.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $28,635 and $85,905 were incurred and expensed for the three and nine months ended September 30, 2001, respectively and $28,635 and $85,905 for the three and nine months ended September 30, 2000, respectively.

4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three and nine months ended September 30, respectively, under both operating and direct financing leases:

                                                                   Quarter                          Year to Date
                                                             2001           2000             2001              2000
                                                          --------        --------         --------          --------

     Tandy Corporation (Minnesota)                        $ 64,153        $ 64,150         $192,464          $192,460
     Memorial Hermann Hospital System (Texas)               43,922          43,653          131,743           130,725
     Golden Corral Corporation (Texas)                      43,241          43,243          131,549           131,980
     TGI Friday's, Inc. (Texas)                             45,125          45,126          135,375           135,376
     America's Favorite Chicken Company (Georgia)           25,823          25,931           77,473            77,791
     Goodyear Tire & Rubber Company (Texas)                 13,227          13,227           39,694            39,681
                                                          --------        --------         --------          --------
           Total                                          $235,491        $235,330         $708,298          $708,013
                                                          ========        ========         ========          ========

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

      On October 27, 1994, the Partnership formed a joint venture, AAA Joint Venture 94-1, with AmREIT, Inc., for the purpose of acquiring a property, which is being operated as a Wherehouse Entertainment retail store in Independence, Missouri. The Company's interest in the joint venture is 45.16%.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2001, revenues totaled $273,512, which included $271,180 from real estate operations and $2,332 of interest and other income. Revenues for the third quarter of 2001 decreased slightly from those of the third quarter of 2000, primarily due to an increase in rental income from Memorial Hermann Hospital System offset by a decrease in interest income due to lower interest rates. Expenses increased from $70,000 in the third quarter of 2000 to $71,523 in the third quarter of 2001, primarily from an increase in other fees, which includes accounting fees and bank charges. The Partnership recorded $201,989 of net income for the third quarter of 2001 compared to $205,195 for the third quarter of 2000.

For the nine months ended September 30, 2001, revenues totals $827,391, which included $815,326 from real estate operations and $12,065 of interest income and other income. Revenues for the first nine months of 2001 increased from those of the first nine months in 2000, which was primarily due to an increase in interest income and other income due to better cash management and an increase in rental income from the collection of late fees on Memorial Hermann Hospital System. Expenses increased from $218,456 in the first nine months of 2000 to $222,376 in the first nine months of 2001, primarily from an increase in other fees, which includes accounting fees and bank charges. The Partnership recorded $605,015 of net income for the first nine months of 2001 compared to $606,352 for the first nine months of 2000.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE


Item 5. Other Information

NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  AAA Net Realty Fund X, Ltd.
                                  --------------------------------------------
                                  (Issuer)



November 14, 2001                 /s/ H. Kerr Taylor
-----------------                 ---------------------------------------------
Date                              H. Kerr Taylor, President of General Partner





November 14, 2001                 /s/ Chad Braun
-----------------                 ---------------------------------------------
Date                              Chad Braun (Principal Accounting Officer)