Form 10KSB
period 2001-12-31
AAA NET REALTY FUND X LTD
filed 2002-03-21
CIK 887204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                   For the fiscal year ended December 31, 2001
                                       or

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
Yes X  No
   ---    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
Issuer's revenues for its most recent fiscal year: $1,103,080

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

(3)   to provide the limited partners with quarterly cash distributions; and

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

Properties

As of December 31, 2001, the Partnership owned eight properties all in fee simple. Four of these properties are located in Texas and one each in Arizona, Georgia, Minnesota and Missouri.

Although the specific terms of each lease vary, a summary of the terms of the leases are as follows:

The primary term of the leases ranges from ten to twenty years. Four of the leases also provide for two to four five-year renewal options. The leases are all triple-net leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $52,922 to $256,620. These leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

During 2001, five of the Partnership's leases each contributed more than 10% of the Partnership's total rental income. Summarized as follows are the significant items pertaining to each of these leases:


                                    Tandy           TGI Friday's            Ronald        Golden Corral    America's Favorite
                                Corporation               Inc.            Pucillo, M.D.    Corporation      Chicken Company
                                -----------         ------------        -------------    -----------       ---------------

Lease Term                        15 Years           10 Years            12 Years          15 Years            20 Years
Expiration Date
  of Primary Term               August 2009         January 2003          January 2007     March 2008         July 2014
Renewal Options                    N/A                  N/A                  N/A              N/A            4 terms  of 5
                                                                                                               years each
Square Footage
  of Improvements                 15,000                  8,500            15,000           11,414             2,588
Base Annual Rental              $256,620                $180,500         $174,149          $172,965           $103,295


All of the Partnership's leases specify a minimum amount of insurance coverage required to be carried by each tenant. Management of the Partnership believes that the insurance policies required to be carried by the tenants will adequately cover the replacement cost of the properties and any personal liability losses, which the tenants may sustain.

 Property Management

The supervision of the operations of the properties is managed by AmREIT Realty Investment Corporation, ("ARIC"), a related party. Such management includes providing leasing services in connection with identifying and qualifying prospective tenants, assisting in the negotiation of the leases, providing quarterly financial statements, receiving and depositing monthly lease payments, periodic verification of tenants' payments of real estate taxes and insurance coverage, and periodic inspection of properties and tenants' sales records where applicable. The Managing General Partner or affiliates are compensated for administrative and management services in an amount not to exceed those fees which would be customarily charged in an arms-length transaction by others rendering similar services. The tenants are responsible, at their expense, for day-to-day on-site management and maintenance of the properties.

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

Item 2. Properties

As of December 31, 2001, the Partnership owned eight properties in fee simple, six directly and two through joint ventures with affiliated entities. The properties are located in Texas, Arizona, Georgia, Minnesota and Missouri. They are operated as retail stores, as restaurants and as a medical facility.

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

Leases - Tenants are companies whose net worth exceeds a minimum of $40 million. Tenants are diversified by business type and are represented by the following types of business: automotive, consumer electronics, consumer entertainment, consumer retail, full service restaurants, fast food restaurants and a medical facility.

Geographic Location - The properties are located within major metropolitan areas with populations that exceed 250,000.

Cash of $9,951,543 has been invested in properties as of December 31, 2001, for the Partnership. The Partnership has invested $6,974,987 in properties that are owned directly and $2,976,556 in properties that are owned in Joint Ventures. This includes land, building and acquisition costs. A further description of the Partnership properties is included in Item 1 and in Schedule III-Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

 Item 3. Legal Proceedings

The Partnership does not have any material legal proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Issuer's Common Equity and Related Stockholder Matters

As of December 31, 2001, 720 limited partners had subscribed for 11,433.60 Units. No established public trading market currently exists for the Units.

For the years ended December 31, 2001 and 2000 the Partnership paid cash distributions to the Limited Partners (LPs) in the amount of $809,403 and $736,228, respectively. The General Partners (GPs) received distributions of $38,003 and $4,200, respectively. The distributions were paid entirely from the operating profits of the Partnership.

 A summary of the distributions by quarter is as follows:

         Quarter                     2001                   2000
                                     ----                   ----
          Ended                GPs       LPs           GPs          LPs
         -------               ---       ---           ---          ---

        March 31            $ 1,050     $190,300     $1,050      $180,019
        June 30              31,751      215,000      1,050       185,403
        September 30          3,162      202,103      1,050       185,403
        December 31           2,040      202,000      1,050       185,403

The partnership agreement calls for the distribution of net cash flow from operations to be first distributed 99% to the Limited Partners and 1% to the General Partners until each Limited Partner has received an annual noncumulative distribution equal to 10% per annum return on such Limited Partner's adjusted capital contribution. During the second quarter of 2001 the General Partner received a distribution from the partnership, which together with previous distributions, equaled 1% of the net cash flow from operations. Going forward the General Partner should receive 1% of current distributions on a quarterly basis as provided for in the partnership agreement.

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

The Partnership's investment strategy of acquiring properties for all cash and leasing them under net leases to corporations minimizes the Partnership's operating expenses. The General Partners believe that net rental income from the leases will generate cash flow in excess of Partnership operating expenses. Since the leases generally have remaining terms of 2 to 15 years and provide for specified rental increases in excess of the initial base rent, it is anticipated that Partnership income should increase over time. The Partnership intends to distribute a significant portion of its cash available for distribution unless it becomes necessary to maintain additional reserves.

As of December 31, 2001, the Partnership had acquired eight properties and had invested $9,951,543, including certain acquisition expenses related to the Partnership's investment in these properties. These expenditures resulted in a corresponding decrease in the Partnership's liquidity.

The Partnership made cash distributions from operations to the limited partners during each quarter of 2001 and 2000, distributing a total of $809,403 and $736,228 respectively to the limited partners. The Partnership made cash distributions from operations to the general partners during each quarter of 2001 and 2000, distributing a total of $38,003 and $4,200 respectively to the general partners.

The partnership agreement calls for the distribution of net cash flow from operations to be first distributed 99% to the Limited Partners and 1% to the General Partners until each Limited Partner has received an annual noncumulative distribution equal to 10% per annum return on such Limited Partner's adjusted capital contribution. During the second quarter of 2001 the General Partner received a distribution from the partnership, which together with previous distributions, equaled 1% of the net cash flow from operations. Going forward the General Partner should receive 1% of current distributions on a quarterly basis as provided for in the partnership agreement.

The Partnership intends to continue the payment of regular quarterly distributions. There are currently no material legal restrictions that would limit the Partnership's ability to pay distributions.

Net cash provided by operating activities decreased from $956,574 in 2000 to $888,204 in 2001. The decrease in cash provided by operating activities was due primarily to the following components: (1) an increase in accounts receivable of $25,705 in 2001 where accounts receivable decreased $47,266 in 2000, and (2) an increase in pre-paid expense of $19,420 in 2001, compared to no change in pre-paid expense in 2000. This decrease is partially offset by an increase in accrued rental income of $14,967 in 2001 compared to an increase of $28,476 in 2000.

Net cash provided by investing activities increased by $1,563 to $13,300 in 2001 when compared to 2000. The increase is due to an increase in joint venture distributions in excess of income related to the partnership's joint venture activities.

Net cash used in financing activities increased from $741,428 in 2000 to $862,589 in 2001. This increase is primarily due to the retirement of partnership units, which were retired at a cost of $15,183, and an increase in distributions paid to partners of $106,978.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.) may contribute to capital appreciation of the Partnership properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

RESULTS OF OPERATIONS

Years Ended December 31, 2001 and 2000:

Rental income and equity income from investment in joint ventures increased slightly from $943,531 and $142,537, respectively, in 2000 to $946,419 and $142,707, respectively, in 2001; primarily due to percentage rent received from Golden Corral and from late fees collected from Ronald Pucillo, M.D. Interest income decreased from $15,175 in 2000 to $13,954 in 2001 primarily as a result of lower interest rates. Expenses decreased from $298,179 in 2000 to $295,341 in 2001, primarily from a decrease in professional fees, which includes property costs expense, accounting fees and transfer agent fees. The Partnership recorded net income in 2001 of $807,739 as compared to $803,064 in 2000.

The events surrounding the September 11, 2001 terrorist attacks on the United States have created uncertainty with respect to the condition of the United States economy. Certain economic factors and indicators have suggested that the events of September 11, 2001 have had a substantial negative effect on the economy in general, and several industries have experienced financial difficulties. It is impossible to determine at this time what the long-term effects on the United States economy will be. Any negative change in the general economic conditions in the United States could adversely affect the financial condition and operating results of AAA Net Realty Fund X, Ltd. and its ability to access additional financial resources.

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

 Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors and Executive Officers of the Issuer.
-------------------------------------------------------

The Issuer has no officers or directors. The Individual and Managing General Partners are as follows:

H. Kerr Taylor, age 51, is the Individual General Partner of the Partnership. Mr. Taylor is a graduate of Trinity University. Mr. Taylor also received a Masters of Business Degree from Southern Methodist University and a Doctor of Jurisprudence from South Texas College of Law. Mr. Taylor has over twenty years experience and has participated in over 300 real estate transactions. Mr. Taylor has served on a board and governing bodies of a bank, numerous private and public corporations and charitable institutions.

Mr. Taylor is currently a general partner or principal of a general partner of eleven affiliated limited partnerships. Mr. Taylor is a member of the National Board of Realtors, Texas Association of Realtors, and Texas Bar Association. American Asset Advisers Management Corporation X is a Nebraska corporation, which was organized for the sole purpose of acting as the Managing General Partner of the Partnership. The Managing General Partner has a nominal net worth. The two initial voting shareholders of American Asset Advisers Management Corporation X are Mr. Taylor and Realty Assets, Inc., a Nebraska corporation. Mr. Taylor's ownership interest is 80% of the stock of the Managing General Partner; Realty Assets, Inc. owns the remaining 20%, which is wholly owned by Mr. Taylor. Realty Assets, Inc. received its 20% interest as consideration for agreeing to assume the risks associated with advancing a portion of the organizational and offering costs relating to this offering.

The affairs of the Partnership are conducted by ARIC. In addition to Mr. Taylor as president, other officers of ARIC include:

Chad C. Braun, age 29, serves as Executive Vice President of Finance of ARIC. Mr. Braun oversees the accounting and SEC reporting for the ARIC-sponsored partnerships. Prior to joining ARIC Mr. Braun served as a manager at Ernst & Young, LLP, in the Real Estate advisory services group. Mr. Braun has provided extensive consulting and accounting services to a number of REITs and private Real Estate companies. Mr. Braun received a B.B.A. degree in accounting from Hardin Simmons University and subsequently earned the CPA designation.

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

These individuals are:

Tom Pagel, age 56, is the Director of Real Estate for ARIC. Mr. Pagel has over twenty-five years of experience within the real estate industry including acquisition, development, asset management and disposition. Mr. Pagel has served within management of such real estate firms as Trammell Crow Company, Camden Property Trust and American General Realty Advisors. Mr. Pagel received his B.A. from the University of Texas at Austin and is a licensed Texas Real Estate Broker and a Certified Property Manager.

Jane Costello, age 45, is a certified public accountant and is responsible for the tax accounting related to the ARIC-sponsored partnerships and their properties. She has over twenty years experience as an accountant including over 4 years with a national public accounting firm and the last ten years with her own accounting practice. Ms. Costello received a B.B.A. degree in accounting from the University of Texas.

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

 Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2001 no person was known by the Issuer to be the beneficial owner of more than 5% of the Units of the Issuer. Neither General Partner owns any Units nor does any director or officer of the Managing General Partner own any Units.

Item 12. Certain Relationships and Related Transactions

The Individual General Partner and the Managing General Partner received cash distributions from operations during, or with respect to, the fiscal year ended December 31, 2001 and 2000 of $38,003 and $4,200 respectively. For a description of the share of cash distributions from operations, if any, and fees to which the General Partners are entitled, reference is made to the material contained in the Prospectus, which is incorporated herein by reference, under the headings CASH DISTRIBUTIONS AND TAX ALLOCATIONS.

The supervision of the operations of the properties is managed by ARIC, a related party. The Issuer has entered into arrangements with ARIC pursuant to which ARIC has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. ARIC is compensated for administrative and management services in an amount not to exceed those fees which would be customarily charged in an arms length transaction by others rendering similar services. In connection with administrative services rendered to the Partnership, $114,540 and $114,540 was incurred and paid to ARIC in 2001 and 2000, respectively. See
Note 9 of the accompanying financial statements.

Mr. Taylor, President of ARIC, does not receive compensation from ARIC for services performed on behalf of the partnership; however, he does receive a salary from AmREIT, Inc., which may include services rendered to the partnership. The Managing General Partner believes that any compensation relating to services is not material.

                                     PART IV

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.


 (a) (1)        Financial Statements

                Independent Auditors Report
                Balance Sheet, December 31, 2001
                Statements of Income for the Years Ended December 31, 2001 and 2000 Statements of Partnership Equity for the Years Ended December 31, 2001 and 2000 Statements of Cash Flows for the Years Ended December 31, 2001 and 2000 Notes to Financial Statements for the Years Ended December 31, 2001 and 2000

     (2)        Financial Statement Schedules:  See (d) below

     (3)        Exhibits: See (c) below

 (b)            Reports on Form 8-K filed after September 30, 2001:

                None

 (c)            Exhibits

                3        See Exhibit 4(a)

                4(a)     Amended  and  Restated  Certificate  and  Agreement  of
                         Limited Partnership (included as Exhibit A to the prospectus of Issuer dated September 17, 1992 contained in Registration Statement No. 33-47638 of Issuer (the "Prospectus") and incorporated herein by reference).

                4(b) Subscription Agreement and Signature Page (included as Exhibit D to the Prospectus and incorporated herein by reference).

                10(a)(1) Joint Venture  Agreement between Issuer and AAA Net
                         Realty Fund IX, Ltd. dated March 15, 1993 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

                10(a)(2) Agreement  of  Purchase  and Sale  between  Golden
                         Corral Corporation and AAA Realty IX and X Joint Venture dated March 11, 1993 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

                10(a)(3) Lease Agreement  between Golden Corral  Corporation and AAA Realty IX and X Joint Venture dated March 11, 1993 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

                10(a)(4) Contract  for  Purchase  and  Sale of Real  Estate
                         between Richard Motycka Trustee and Issuer dated November 18, 1993 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

                10(a)(5) Assignment  and Assumption of Lease between Issuer and Southpoint Shopping Center L.C. dated December 22, 1993 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

                10(a)(6) Earnest  Money  Contract  between  Issuer and Jefco
                         Development Corporation (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

                10(a)(7) Assignment of Lease  Agreement  between Issuer and
                         Jefco Development Corporation dated March 30, 1994 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

                10(a)(8) Real  Estate  Sales  Agreement  between  Issuer and
                         America's Favorite Chicken Company dated June 13, 1994 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

                10(a)(9) Lease  Agreement   between  Issuer  and  America's
                         Favorite Chicken Company dated July 19, 1994 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

               10(a)(10) Contract  for  Purchase  and Sale of Real  Estate
                         between Issuer and Beechwood Acquisitions, Inc. dated January 13, 1994 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

               10(a)(11) Assignment   and  Assumption  of  Lease  between
                         Roseville Partnership No. 20 and Issuer dated August 25, 1994 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

               10(a)(12) Joint  Venture   Agreement   between  Issuer  and
                         American Asset Advisers Trust, Inc. dated October 27, 1994 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

               10(a)(13) Agreement  for  Purchase  and Sale of Real Estate
                         between Issuer and KCBB, Inc. dated October 11, 1994 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

               10(a)(14) Assignment  and Assumption of Lease between KCBB,
                         Inc. and AAA Joint Venture 94-1 dated November 11, 1994 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

               10(a)(15) Agreement  for  Purchase  and Sale of Real Estate
                         between  Issuer  and TA/  Colony  Medical,  Ltd.  dated
                         October 27, 1994 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

               10(a)(16) Assignment  and  Assumption  of Lease between
                         TA/Colony Medical, Ltd. and Issuer dated January 17, 1995 (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

               10(a)(17) Joint Venture  Agreement  between  American  Asset
                         Advisers Trust, Inc. and AAA Net Realty Fund X, Ltd. and AAA Net Realty Fund XI, Ltd., dated April 5, 1996. (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

               27        Financial Data Schedule.

(d)             Financial Statements Schedules

                Schedule III - Real Estate Owned and Accumulated Depreciation

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AAA Net Realty Fund X, Ltd.

March 20, 2002                 /s/ H. Kerr Taylor
-------------                  ------------------
Date                           H. Kerr Taylor, Individual General Partner

                               American Asset Advisers Management
                               Corporation X, Managing General Partner

March 20, 2002                 By: /s/ H. Kerr Taylor
--------------                 ----------------------
                               H. Kerr Taylor
                               President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Issuer Registrant and in the capacities and on the dates indicated.


March 20, 2002                /s/ H. Kerr Taylor
--------------                ------------------
Date                          H. Kerr Taylor
                              President (Principal Executive Officer)
                              and Director



March 20, 2002                /s/ Chad C. Braun
--------------                -----------------
Date                          Chad C. Braun, Executive Vice President of Finance
                              (Principal Accounting Officer)

                          ANNUAL REPORT ON FORM 10-KSB
                     ITEMS 7, 13 (a) (1) AND (2) AND 13 (d)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                        AND FINANCIAL STATEMENT SCHEDULE

                      FOR THE YEAR ENDED DECEMBER 31, 2001


                           AAA NET REALTY FUND X, LTD.

                           AAA NET REALTY FUND X, LTD.
                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                         F-3
Balance Sheet, December 31,2001                                      F-4
Statements of Income for the Years Ended
   December 31, 2001 and 2000                                        F-5
Statements of Partnership Equity for the Years
   Ended December 31, 2001 and 2000                                  F-6
Statements of Cash Flows for the Years Ended
   December 31, 2001 and 2000                                        F-7
Notes to Financial Statements for the Years Ended
   December 31, 2001 and 2000                                F-8 to F-13


FINANCIAL STATEMENT SCHEDULE:

  Schedule III Real Estate Owned and Accumulated
  Depreciation for the Year Ended December 31, 2001                 F-14

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


AAA Net Realty Fund X, Ltd.

We have audited the accompanying balance sheet of AAA Net Realty Fund X, Ltd. as of December 31, 2001, and the related statements of income, partnership equity and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Net Realty Fund X, Ltd. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
February 1, 2002

                         PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                DECEMBER 31, 2001


 ASSETS
 Cash and cash equivalents                                          $  497,666
 Accounts receivable                                                    47,667
 Property:
    Land                                                             2,566,250
    Buildings                                                        5,370,983
                                                                    ----------
                                                                     7,937,233
    Accumulated depreciation                                        (1,122,750)
                                                                    ----------
       Total property, net                                           6,814,483
                                                                    ----------
 Net investment in direct financing leases                             611,229
 Investment in joint ventures                                        1,335,843
 Other assets:
    Prepaid expense                                                     19,420
    Accrued interest income                                                785
    Accrued rental income                                              194,124
    Deferred lease costs, net of accumulated amortization
       of $9,265                                                        22,500
                                                                    ----------
        Total other assets                                             236,829
                                                                    ----------
 TOTAL ASSETS                                                       $9,543,717
                                                                    ==========

 LIABILITIES AND PARTNERSHIP EQUITY (DEFICIT)
 Liabilities:
    Accounts payable                                                $   36,021
    Security deposit                                                    12,000
                                                                    ----------
         TOTAL LIABILITIES                                              48,021
                                                                    ----------
 Partnership equity (deficit):
    General partners                                                    (5,600)
    Limited partners                                                 9,501,296
                                                                    ----------
         TOTAL PARTNERSHIP EQUITY (DEFICIT)                          9,495,696
                                                                    ----------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY (DEFICIT)                 $9,543,717
                                                                    ==========

See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,


                                                           2001          2000
                                                           ----          ----
 Revenues:
   Rental income from operating leases                 $  876,456     $  873,143
   Earned income from direct financing leases              69,963         70,388
   Interest income                                         13,954         15,175
   Equity income from investment in joint ventures        142,707        142,537
                                                       ----------     ----------

           Total revenues                               1,103,080      1,101,243
                                                       ----------     ----------

 Expenses:
       Advisory fees to related party                     114,540        114,540
       Amortization                                         2,992          3,136
       Depreciation                                       144,467        144,467
       Professional fees                                   33,342         36,036
                                                       ----------     ----------

           Total expenses                                 295,341        298,179
                                                       ----------     ----------

 Net income                                            $  807,739     $  803,064
                                                       ==========     ==========

 Allocation of net income:
       General partners                                $    8,077     $    8,031
       Limited partners                                   799,662        795,033
                                                       ----------     ----------

                                                       $  807,739     $  803,064
                                                       ==========     ==========

 Net income per unit                                   $    70.59     $    70.13
                                                       ==========     ==========

 Weighted average units outstanding                        11,443         11,451
                                                       ==========     ==========






See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD.
                          STATEMENT OF PARTNERSHIP EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                               GENERAL           LIMITED
DESCRIPTION                                    PARTNERS          PARTNERS           TOTAL
--------------------------                     --------         ----------        ----------

Balance at January 1, 2000                     $20,495          $9,468,415        $9,488,910

Net income                                       8,031             795,033           803,064

Retirement of partnerships units                                    (1,000)           (1,000)

Distributions       ($64.29 per Limited         (4,200)           (736,228)         (740,428)
                    Partnership Unit)          -------          ----------        ----------


Balance at December 31, 2000                    24,326           9,526,220         9,550,546

Net income                                       8,077             799,662           807,739

Retirement of partnerships units                                   (15,183)          (15,183)

Distributions       ($70.73 per Limited        (38,003)           (809,403)         (847,406)
                    Partnership Unit)          -------         -----------        ----------


Balance at December 31, 2001                   $(5,600)         $9,501,296        $9,495,696
                                               =======          ==========        ==========



See Notes to Financial Statements.

                          AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                            2001        2000
                                                            ----        ----
Cash flows from operating activities:
  Net income                                              $807,739    $803,064
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Amortization                                          2,992       3,136
       Depreciation                                        144,467     144,467
       (Increase) decrease in accounts receivable          (25,705)     47,266
       Decrease in accounts payable                        (10,046)    (16,389)
       Cash received from direct financing leases
         greater than income recognized                      3,929       3,506
       Investment in joint ventures:
         Equity income                                    (142,707)   (142,537)
         Distributions received                            142,707     142,537
         Increase in prepaid expense                       (19,420)          -
         Increase in accrued interest income                  (785)          -
         Increase in accrued rental income                 (14,967)    (28,476)
                                                          --------    --------
            Net cash provided by operating activities      888,204     956,574
                                                          --------    --------

Cash flows from investing activities:
   Joint venture distributions in excess of income          13,300      11,737
                                                          --------    --------
     Net cash provided by investing activities              13,300      11,737
                                                          --------    --------

Cash flows from financing activities:
   Distributions paid to partners                         (847,406)  (740,428)
   Retirement of Partnership units                         (15,183)    (1,000)
                                                          --------   --------
     Net cash used in financing activities                (862,589)  (741,428)
                                                          --------   --------

Net increase in cash and cash equivalents                   38,915    226,883
Cash and cash equivalents, beginning of period             458,751    231,868
                                                          --------   --------
Cash and cash equivalents, end of period                  $497,666   $458,751
                                                          =========  ========





See Notes to Financial Statements.

                          AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

       INVESTMENT IN JOINT VENTURES

      The Partnership's investments in joint ventures are accounted for under the cost method whereby the Partnership's investment recorded at cost and depreciated over its estimated useful life. The Partnership owns a minority interest and does not exercise control over the management of the joint ventures.

      DEPRECIATION

      Buildings are depreciated using the straight-line method over estimated useful lives ranging from 31.5 to 39 years.

      SYNDICATION COSTS

      Syndication costs incurred in the raising of capital through the sale of units are treated as a reduction of partnership equity.

      STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

      No cash was paid for income taxes or interest during 2001 or 2000.

      REVENUE RECOGNITION

      Properties are leased on a triple-net basis. Revenue is recognized on a straight-line basis over the terms of the individual leases. Under the direct financing method, properties are recorded at their net investment (see Note 5). Unearned income is deferred and amortized to income over the life of the lease so as to produce a constant periodic rate of return.


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

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for

     Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, the FASB issued SFAS 137 that deferred the effective date of adoption of SFAS 133 for one year. This was followed in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS 133.

     The Partnership adopted these standards effective January 1, 2001. The Partnership currently has no contracts that would be affected by these accounting standards and as a result there was no effect on the Partnership's financial position, results of operation or cash flows from the adoption of SFAS 133, as amended.

     On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Partnership was required to implement SFAS No. 141 on July 1, 2001. The adoption of this Statement had no effect on the Partnership's financial position or results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets " was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Partnership was required to implement SFAS No. 142 on January 1, 2002. The adoption of this Statement will not have a material impact on the Partnership's financial position, results of operations or cash flows.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations, or cash flows.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of a segment of a business. The adoption of SFAS No. 144 will not have a material impact on our financial position, results of operations, or cash flows.

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

4.    OPERATING LEASES

      A summary of minimum future rentals, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 2001 are as follows:

                         2002           962,683
                         2003           827,308
                         2004           752,660
                         2005           566,638
                         2006           559,429
                         2007-2016    1,597,140
                                     ----------
                                     $5,265,858

5.    NET INVESTMENT IN DIRECT FINANCING LEASE

      The Partnership's net investment in a direct financing lease at December 31, 2001 included:

      Minimum lease payments receivable                          $ 1,043,833
      Unguaranteed residual value                                    300,558

      Less: Unearned income                                         (733,162)
                                                                 -----------
                                                                 $   611,229

      A summary of minimum future rentals, exclusive of any renewals, under a noncancellable direct financing lease in existence at December 31, 2001 are as follows:

                        2002               73,892
                        2003               73,892
                        2004               77,302
                        2005               81,281
                        2006               81,281
                        2007-2014         656,185
                                       ----------
                                       $1,043,833

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

     On October 27, 1994, the Partnership formed a joint venture, AAA Joint Venture 94-1, with AmREIT, Inc., an entity with common management, for the purpose of acquiring a property, which is being operated as a Wherehouse Entertainment retail store in Independence, Missouri. The Partnership's interest in the joint venture is 45.16%.

      Summarized financial information for the joint ventures at December 31, 2001 and 2000, is as follows:

                                                                           2001                 2000
                                                                           ----                 ----
           Land & building,
              net of accumulated depreciation                          $ 2,528,346           $ 2,557,715
           Net investment in direct financing lease                    $ 2,610,489           $ 2,603,663
           Accounts receivable                                         $     3,104           $    27,210
           Accrued rental income                                       $    97,313           $    79,996
           Partners' capital                                           $ 5,239,252           $ 5,268,584
           Rental income from operating lease                          $   179,678           $   179,677
           Earned income from direct financing lease                   $   409,314           $   408,406
           Net income                                                  $   559,619           $   558,703


      The Partnership recognized equity income of $142,707 and $142,537 from the joint ventures in 2001 and 2000, respectively.

7.    MAJOR TENANTS

      The Partnership's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 2001 and 2000 under both operating lease and direct financing lease methods of accounting:

                                                                       2001               2000
                                                                       ----               ----
           Tandy Corporation (Minnesota)                            $ 256,620         $ 256,702
           TGI Friday's, Inc. (Texas)                                 183,058           180,501
           Ronald Pucillo, M.D. (Texas)                               175,729           174,475
           Golden Corral Corporation (Texas)                          174,791           175,221
           America's Favorite Chicken Company (Georgia)               103,299           103,724
           Goodyear Tire & Rubber Company (Texas)                      52,922            52,908
                                                                    ---------         ---------
                           Total                                    $ 946,419         $ 943,531
                                                                    =========         =========

8.    INCOME RECONCILIATION

      A reconciliation of net income for financial reporting purposes to income for federal income tax purposes is as follows for the years ended December 31:

                                                                        2001         2000
                                                                        ----         ----
           Net income for financial reporting purposes                $807,739      $803,064

           Direct financing lease recorded as operating
             lease for tax reporting purposes                          (24,448)     (25,912)

           Accrued rental income                                       (14,189)     (28,220)
                                                                      --------      -------

           Income for tax reporting purposes                          $769,102      $748,932
                                                                      ========      ========


9.    RELATED PARTY TRANSACTIONS

      The Partnership Agreement provides for the General Partner or such affiliates to be compensated for administrative and management services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the Individual General Partner or to any controlling persons of the Managing General Partner. In connection with administrative services rendered to the Partnership, $114,540 and $114,540 was incurred and paid to ARIC in 2001 and 2000, respectively.

       See Note 6 for joint venture agreements with entities with common management.

                          AAA NET REALTY FUND X, LTD.
         SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                                                                                                     Life on Which
                                                                                                                     Depreciation in
                                                                    Cost at                   Date of                 Latest Income
  Property           Encum-                           Improve-   Close of Year       Accum.   Constr-     Date        Statement
 Description         brances    Building      Land    ments    Building     Land     Deprec.  uction     Acquired    is Computed
----------------     -------  -----------   --------  -------  ---------   --------  -------- -------   ----------   --------------
PROPERTIES INVESTED IN UNDER OPERATING LEASES

Golden Corral, TX      $0     $1,105,426    $473,754     $0   $1,105,426   $473,754  $  308,061    N/A    03/15/1993    31.5 Years
TGI Friday's, TX       $0     $1,084,060    $464,597     $0   $1,084,060   $464,597  $  222,372    N/A    12/23/1993     39 Years
Goodyear Tire, TX      $0       $377,261    $161,684     $0     $377,261   $161,684  $   74,969    N/A    03/31/1994     39 Years
Popeye's Chicken, GA   $0             $0    $264,400     $0           $0   $264,400          $0    N/A    07/19/1994       N/A
Tandy Corp., MN        $0     $1,769,748    $758,464     $0   $1,769,748   $758,464  $  332,775    N/A    03/21/1994     39 Years
Ronald Pucillo M.D.,
   TX                  $0     $1,034,488    $443,351     $0   $1,034,488   $443,351  $  184,573    N/A    01/18/1995     39 Years
                    ------   -----------  -----------   ----  ---------- ----------  ----------
                       $0     $5,370,983  $2,566,250     $0   $5,370,983 $2,566,250  $1,122,750
                    ======   ===========  ==========    ====  ========== ==========  ==========


PROPERTY OF JOINT VENTURES IN WHICH THE PARTNERSHIP HAS AN INTEREST AND HAS
INVESTED IN UNDER AN OPERATING LEASE AND A DIRECT FINANCING LEASE

Wherehouse Enter-
  tainment, MO         $0       $514,595    $220,541     $0     $514,595   $220,541   $94,013    N/A    11/14/1994      39 Years
Just For Feet, AZ      $0       $470,601    $198,664     $0     $470,601   $198,664   $63,028    N/A    09/11/1996         N/A
                    ------   -----------  -----------   ----  ---------- ----------  --------
                       $0       $985,196    $419,205     $0     $985,196   $419,205   $94,013
                    ======   ===========  ===========   ====  ========== ==========  ========



PROPERTY INVESTED IN UNDER DIRECT FINANCING LEASE

Popeye's Chicken, GA   $0       $611,229          $0     $0     $611,229         $0  $116,664    N/A    07/19/1994          N/A
                    ======   ===========  ==========    ====  ========== ==========  ========


(1) Transactions in real estate and accumulated depreciation during 2001 and 2000 for operating lease properties are summarized as follows:


                                                  Accumulated
                                    Cost          Depreciation
                                 ----------       ------------
Balance at December 31, 1999     $7,937,234       $  833,816
Acquisitions                             $0               $0
Depreciation expense                     $0       $  144,467
                                 ----------       ----------
Balance at December 31, 2000     $7,937,234       $  978,283
Acquisitions                             $0               $0
Depreciation expense                     $0          144,467
                                 ----------       ----------
Balance at December 31, 2001     $7,937,233       $1,122,750
                                 ==========       ==========

(2)The  portion of the lease  relating to the building of this property has been
recorded  as  a  direct  financing  lease  for  financial   reporting  purposes.
Consequently, depreciation is not applicable.

(3)The aggregate cost of all properties for Federal Income Tax purposes is $9,952,863 at December 31, 2001.