Form 10QSB
period 2002-03-31
AAA NET REALTY FUND X LTD
filed 2002-05-15
CIK 887204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
-------

For the quarterly period ended March 31, 2002
                               --------------


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
---------


For the transition period from                   to
                               ----------------    --------------------


Commission File Number:         0-25436


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

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)

 ASSETS
 Cash and cash equivalents                                         $  565,295
 Accounts receivable                                                      602
 Property:
       Land                                                         2,566,249
       Buildings                                                    5,370,984
                                                                   ----------
                                                                    7,937,233
       Accumulated depreciation                                    (1,158,866)
                                                                   ----------
            Total property, net                                     6,778,367
                                                                   ----------
 Net investment in direct financing leases                            610,127
 Investment in joint ventures                                       1,331,200
 Other assets:
       Prepaid expense                                                 14,030
       Accrued rental income                                          197,702
       Deferred lease costs, net of accumulated
           amortization of $9,905                                      21,860
                                                                   ----------
            Total other assets                                        233,592
                                                                   ----------
 TOTAL ASSETS                                                      $9,519,183
                                                                   ==========

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
       Accounts payable                                            $    4,285
       Accrued liabilities                                            244,180
       Security deposit                                                12,000
                                                                   ----------
            TOTAL LIABILITIES                                         260,465
                                                                   ----------
 Partnership equity:
       General partners                                                (5,949)
       Limited partners                                             9,264,667
                                                                   ----------
            TOTAL PARTNERSHIP EQUITY                                9,258,718
                                                                   ----------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                          $9,519,183
                                                                   ==========



                                        2
 See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)



                                                            2002               2001
                                                            ----               ----
 Revenues:
       Rental income from operating leases                 $245,490          $219,708
       Earned income from direct financing leases            17,371            17,491
       Interest income                                        1,171             5,106
       Equity income from investment in joint ventures       35,660            35,663
                                                           --------          --------

            Total revenues                                  299,692           277,968
                                                           --------          --------

 Expenses:
       Advisory fees to related party                        28,635            28,635
       Amortization                                             640               784
       Depreciation                                          36,116            36,116
       Professional fees                                     20,543             9,669
       Property expense                                      43,132                 -
       Other                                                  1,564             1,918
                                                           --------          --------

            Total expenses                                  130,630            77,122
                                                           --------          --------

 Net income                                                $169,062          $200,846
                                                           ========          ========

 Allocation of net income:
       General partners                                    $  1,691          $  2,008
       Limited partners                                     167,371           198,838
                                                           --------          --------

                                                           $169,062          $200,846
                                                           ========          ========

 Net income per unit                                       $  14.77          $  17.54
                                                           ========          ========

 Weighted average units outstanding                          11,443            11,452
                                                           ========          ========



                                        3
  See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                     2002             2001
                                                                     ----             ----
 Cash flows from operating activities:
      Net income                                                   $169,062         $200,846
      Adjustments to reconcile net income to net cash
           provided by operating activities:
               Amortization                                             640              784
               Depreciation                                          36,116           36,117
               Increase in accounts receivable                       47,065           13,428
               Increase in prepaid expense                            5,390                -
               Increase (decrease) in accounts payable              212,444          (45,832)
               Increase in accrued interest income                      785                -
               Cash received from direct financing leases
                   greater than income recognized                     1,102              982
               Investment in joint ventures:
                   Equity income                                    (35,660)         (35,663)
                   Distributions received                            35,660           35,663
               Decrease in accrued rental income                     (3,578)          (4,230)
                                                                   --------         --------
                   Net cash provided by operating activities        469,026          202,095
                                                                   --------         --------

  Cash flows provided by investing activities:
      Joint venture distributions in excess of income                 4,643            2,905
                                                                   --------         --------
            Net cash provided by  investing activities                4,643            2,905
                                                                   --------         --------

 Cash flows used in financing activities:
      Distributions paid to partners                               (406,040)        (191,350)
                                                                   --------         --------
           Net used in financing activities                        (406,040)        (191,350)
                                                                   --------         --------

 Net increase in cash and cash equivalents                           67,629           13,650
 Cash and cash equivalents, beginning of period                     497,666          458,751
                                                                   --------         --------
 Cash and cash equivalents, end of period                          $565,295         $472,401
                                                                   ========         ========





                                        4
 See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

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

     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 2002 or 2001.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three-month period ended March 31, 2002 and 2001.

     The financial statements of AAA Net Realty Fund X, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2001.

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

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets " was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Partnership was required to implement SFAS No. 142 on January 1, 2002. The adoption of this Statement had no material impact on the Partnership's financial position, results of operations or cash flows.

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

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. More specifically, this Statement broadens the presentation of discontinued operations to include a component of an entity whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The adoption of SFAS No. 144 had no effect on our financial position, results of operations, or cash flows.

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

     Partnership distributions to the partners for the three months ended March 31, 2002 and 2001 totaled $406,040 and $191,350 respectively. For the three months ended March 31, 2002, a cash distribution of $1,020 was made to the General Partner, and a cash distribution of $202,000 was made to the Limited Partners. Additionally, a cash distribution with a March 31, 2002 record date and an April 15, 2002 payable date has been accrued for as of March 31, 2002. For the three months ended March 31, 2001, a cash distribution of $1,050 was made to the General Partner, and a cash distribution of $190,300 was made to the Limited Partners.

4.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $28,635 were incurred and expensed for the three months ended March 31, 2002, and for the three months ended March 31, 2001, $28,635 were incurred and expensed.

5.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three months ended March 31, respectively, under both operating and direct financing leases:
                                                        2002             2001
                                                        ----             ----

     Golden Corral Corporation (Texas)                $ 67,566        $ 45,068
     Radio Shack (Minnesota)                            64,156          64,158
     TGI Friday's, Inc. (Texas)                         48,276          45,125
     Memorial Hermann Hospital System (Texas)           43,931          43,796
     America's Favorite Chicken Company (Georgia)       25,705          25,825
     Goodyear Tire & Rubber Company (Texas)             13,227          13,227
                                                      --------        --------
                       Total                          $262,861        $237,199
                                                      ========        ========

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2002, revenues totaled $299,692, which included $262,861 from real estate operations and $1,171 of interest income. Revenues for the first quarter of 2002 increased from those of the first quarter of 2001 which was primarily due to an increase of $22,498 in rental income from percentage rent on Golden Corral Corporation, and an increase of $3,151 in rental income from percentage rent on America's Favorite Chicken Company, offset by a decrease of $3,935 in interest income due to lower interest rates. Expenses increased from $77,122 in the first quarter of 2001 to $130,630 in the first quarter of 2002 primarily from an increase in property expense due to improvements and repairs on the Memorial Hermann Hospital System facility, and an increase in professional fees. The Partnership recorded $169,062 of net income for the first quarter of 2002 compared to $200,846 for the first quarter of 2001.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE


Item 5. Other Information

NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               AAA Net Realty Fund X, Ltd.
                               ---------------------------------------------
                               (Issuer)



May 15, 2002                   /s/ H. Kerr Taylor
------------                   ---------------------------------------------
Date                           H. Kerr Taylor, President of General Partner





May 15, 2002                    /s/ Chad Braun
------------                    --------------------------------------------
Date                            Chad Braun (Principal Accounting Officer)