Form 10QSB
period 2002-06-30
AAA NET REALTY FUND X LTD
filed 2002-08-14
CIK 887204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
-------

For the quarterly period ended June 30, 2002
                               -------------


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
---------


For the transition period from                            to
                               -------------------------   --------------------


Commission File Number:         0-25436


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

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)

   ASSETS
   Cash and cash equivalents                                   $  557,223
   Accounts receivable                                                587
   Prepaid expense                                                  8,641
   Property:
     Land                                                       2,566,250
     Buildings                                                  5,370,984
                                                               ----------
                                                                7,937,234
   Accumulated depreciation                                    (1,194,983)
                                                               ----------
     Total property, net                                        6,742,251
                                                               ----------
   Net investment in direct financing leases                      609,025
   Investment in joint ventures                                 1,326,537
   Other assets:
     Accrued rental income                                        201,281
     Deferred lease costs, net of accumulated
            amortization of $11,118                                20,647
                                                               ----------
            Total other assets                                    221,928
                                                               ----------
   TOTAL ASSETS                                                $9,466,192
                                                               ==========

   LIABILITIES AND PARTNERSHIP EQUITY
   Liabilities:
     Accounts payable                                          $    4,547
     Accrued liabilities                                          207,517
     Security deposit                                              12,000
                                                               ----------
         TOTAL LIABILITIES                                        224,064
                                                               ----------
   Partnership equity (deficit):
     General partners                                              (7,095)
     Limited partners                                           9,249,223
                                                               ----------
         TOTAL PARTNERSHIP EQUITY                               9,242,128
                                                               ----------
   TOTAL LIABILITIES AND PARTNERSHIP EQUITY                    $9,466,192
                                                               ==========



                   See Notes to Financial Statements.

              AAA NET REALTY FUND X, LTD.
                 (A LIMITED PARTNERSHIP)
                   STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                       (Unaudited)


                                                                        Quarter                               Year to Date
                                                                2002               2001              2002               2001
                                                                ----               ----              ----               ----
 Revenues:
      Rental income from operating leases                    $ 217,899          $ 218,117         $ 463,389          $ 437,825
      Earned income from direct financing leases                17,371             17,491            34,742             34,982
      Interest income                                            1,506              4,627             2,677              9,733
      Equity income from investment in joint ventures           35,645             35,676            71,305             71,339
                                                             ---------          ---------         ---------            ------

         Total revenues                                        272,421            275,911           572,113            553,879
                                                             ---------          ---------         ---------           -------

 Expenses:
      Advisory fees to related party                            28,635             28,635            57,270             57,270
      Amortization                                               1,213                784             1,853              1,568
      Depreciation                                              36,117             36,118            72,233             72,234
      Professional fees                                         12,677              7,034            33,220             16,703
      Property expense                                           3,806                  -            46,938                  -
      Other                                                      1,533              1,160             3,097              3,078
                                                             ---------          ---------         ------             ---------

         Total expenses                                         83,981             73,731           214,611            150,853
                                                             ---------          ---------          --------          ---------

 Net income                                                  $ 188,440          $ 202,180         $ 357,502          $ 403,026
                                                             =========          =========        ==========          =========

 Allocation of net income:
      General partners                                       $   1,884          $   2,022           $ 3,575          $   4,030
      Limited partners                                         186,556            200,158           353,927            398,996
                                                             ---------          ---------          --------          ---------

                                                             $ 188,440          $ 202,180         $ 357,502          $ 403,026
                                                             =========          =========        ==========          =========

 Net income per unit                                         $   16.47            $ 17.66           $ 31.24          $   35.20
                                                             =========           ========          ========          =========

 Weighted average units outstanding                             11,443             11,451            11,443             11,451
                                                             =========            =======           =======          =========





  See Notes to Financial Statements.

                          AAA NET REALTY FUND X, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)


                                                                    Quarter                    Year to Date
                                                              2002           2001           2002          2001
                                                              ----           ----           ----          ----
 Cash flows from operating activities:
      Net income                                            $ 188,440      $ 202,180      $ 357,502     $ 403,026
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Amortization                                        1,213            784          1,853         1,568
            Depreciation                                       36,117         36,118         72,233        72,234
            Decrease in accounts receivable                        15          7,490         47,080        20,918
            Decrease in prepaid expense                         5,389              -         10,779             -
            (Decrease) increase in accounts payable           (36,401)             -        176,042       (45,831)
            Decrease in accrued interest income                     -              -            785             -
            Cash received from direct financing leases
               greater than income recognized                   1,102            982          2,204         1,964
            Investment in joint ventures:
               Equity income                                  (35,645)       (35,676)       (71,305)      (71,339)
               Distributions received                          35,645         35,676         71,305        71,339
            Increase in accrued rental income                  (3,579)        (3,579)        (7,157)       (7,809)
                                                            ---------      ---------      ---------     ---------
               Net cash provided by operating activities      192,296        243,975        661,321       446,070
                                                            ---------      ---------      ---------     ---------

  Cash flows provided by investing activities:
      Joint venture distributions in excess of income           4,663          2,892          9,306         5,797
                                                            ---------      ---------      ---------     ---------
          Net cash provided by investing activities             4,663          2,892          9,306         5,797
                                                            ---------      ---------      ---------     ---------

 Cash flows used in financing activities:
      Distributions paid to partners                         (205,030)      (246,751)      (611,070)     (438,101)
                                                            ---------      ---------      ---------     ---------
         Net cash used in financing activities               (205,030)      (246,751)      (611,070)     (438,101)
                                                            ---------      ---------      ---------     ---------

 Net (decrease) increase in cash and cash equivalents          (8,071)           116         59,557        13,766
 Cash and cash equivalents, beginning of period               565,294        472,401        497,666       458,751
                                                            ---------      ---------      ---------     ---------
 Cash and cash equivalents, end of period                   $ 557,223      $ 472,517      $ 557,223     $ 472,517
                                                            =========      =========      =========     =========






 See Notes to Financial Statements.

                           AAA NET REALTY FUND X, LTD
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 2002 and 2001.

     The financial statements of AAA Net Realty Fund X, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2001.

     NEW ACCOUNTING STANDARDS

     On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Partnership was required to implement SFAS No. 141 on July 1, 2001. The adoption of this Statement had no effect on the Partnership's financial position or results of operations or cash flows.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets " was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Partnership was required to implement SFAS No. 142 on January 1, 2002. The adoption of this Statement had no impact on the Partnership's financial position, results of operations or cash flows.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a material impact on our financial position, results of operations, or cash flows.

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

     In April 2002, the FASB issued SAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." The purpose of this statement is to update, clarify and simplify existing accounting standards. We adopted this statement effective April 30, 2002 determined that the adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease terminations costs and certain employee severance costs that are associated with restructuring, discontinued operation, plant closings, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including
     Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces issue 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This statement is effective for our fiscal year beginning January 1, 2003. The adoption of SFAS No. 146 will not have a material impact on our financial position, results of operations or cash flows.


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

     Partnership distributions to the partners for the six months ended June 30, 2002 and 2001 totaled $611,070 and $438,101 respectively. For the three months ended June 30, 2002, a cash distribution of $990 was made to the General Partner, and a cash distribution of $202,000 was made to the Limited Partners. Additionally, a cash distribution of $2,040 to the General Partner and a cash distribution of $202,000 to the Limited Partners with a June 30, 2002 record date and a July 15, 2002 payable date have been accrued for as of June 30, 2002. For the three months ended June 30, 2001, a cash distribution of $31,751 was made to the General Partner, and a cash distribution of $215,000 was made to the Limited Partners.

4.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $28,635 and $57,270 were incurred and expensed for the three and six months ended June 30, 2002, respectively and $28,635 and $57,270 for the three and six months ended June 30, 2001, respectively.

5.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three and six months ended June 30, respectively, under both operating and direct financing leases:

                                                                                 Quarter                    Year to Date
                                                                        2002           2001            2002               2001
                                                                        ----           ----            ----               ----

     Radio Shack (Minnesota)                                         $ 64,150        $ 64,153         $128,306          $128,311
     Golden Corral Corporation (Texas)                                 43,242          43,240          110,808            88,308
     TGI Friday's, Inc. (Texas)                                        45,128          45,125           93,404            90,250
     Memorial Hermann Hospital System (Texas)                          43,820          44,025           87,751            87,821
     America's Favorite Chicken Company (Georgia)                      25,703          25,825           51,408            51,650
     Goodyear Tire & Rubber Company (Texas)                            13,227          13,240           26,454            26,467
                                                                     --------        --------         --------          --------
           Total                                                     $235,270        $235,608         $498,131          $472,807
                                                                     ========        ========         ========          ========



6.    INVESTMENT IN JOINT VENTURES

      On April 5, 1996, the Partnership formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AmREIT, Inc., entities with common management, for the purpose of acquiring a property, which is being operated as a Just For Feet retail store in Tucson, Arizona. The Partnership's interest in the joint venture is 18.25%.

      On October 27, 1994, the Partnership formed a joint venture, AAA Joint Venture 94-1, with AmREIT, Inc.("AmREIT"), for the purpose of acquiring a property on lease to Wherehouse Entertainment, Inc. in Missouri. The Partnership's interest in the joint venture is 45.16%.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2002, revenues totaled $272,421, which included $235,270 from real estate operations and $1,506 of interest income. Revenues for the second quarter of 2002 decreased slightly from those of the second quarter of 2001, primarily due to a decrease in interest income due to lower interest rates. Expenses increased from $73,731 in the second quarter of 2001 to $83,981 in the second quarter of 2002, primarily from an increase in property cost expense due to improvements and repairs on the Memorial Hermann Hospital System facility, and an increase in professional fees. The Partnership recorded $188,440 of net income for the second quarter of 2002 compared to $202,180 for the second quarter of 2001.

For the six months ended June 30, 2002, revenues totals $572,113, which included $498,131 from real estate operations and $2,677 of interest income. Revenues for the first six months of 2002 increased from those of the first six months in 2001, primarily due to an increase in rental income from percentage rent on Golden Corral Corporation and America's Favorite Chicken Company, offset by a decrease in interest income due to lower interest rates. Expenses increased from $150,853 in the first six months of 2001 to $214,611 in the first six months of 2002, primarily from an increase in property cost expense due to improvements and repairs on the Memorial Hermann Hospital System facility, and an increase in professional fees. The Partnership recorded $357,502 of net income for the first six months of 2002 compared to $403,026 for the first six months of 2001.

SUBSEQUENT EVENTS

On July 16, 2002 a special meeting of the Limited Partners was held to consider and vote on the following proposals:

   (a) To approve the agreement and plan of merger dated as of September 10, 2001 among AmREIT, Inc.("AmREIT"), the Partnership and each of the following limited partnerships: AAA Net Realty Fund IX, Ltd. and AAA Net Realty Fund X, Ltd., under which the Partnership and each of the other partnerships would merge into AmREIT, and;

   (b) To amend the Partnership's limited partnership agreement and permit the Partnership to merge with and into AmREIT whether or not AmREIT would be regarded as an affiliate of the Partnership.

At this meeting, the proposals were approved and the merger as proposed was effective July 23, 2002

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE


Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports

                    The Company did not file a current report on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    AAA Net Realty Fund X, Ltd.
                                    -------------------------------------------
                                    (Issuer)



August 14, 2002                     /s/ H. Kerr Taylor
---------------                     -------------------------------------------
Date                                H. Kerr Taylor, President of General Partner





August 14, 2002                     /s/ Chad Braun
---------------                     -------------------------------------------
Date                                Chad Braun (Principal Accounting Officer)

                                  EXHIBIT 99.1


                           CERTIFICATION PURSUANT TO
                            18-U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of AAA Net Realty Fund X, Ltd. (the "Partnership") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Kerr Taylor, Chief Executive Officer of the General Partner of the Partnership, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section-13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ H. Kerr Taylor


H. Kerr Taylor
Chief Executive Officer of  the General Partner
August 14, 2002

                                  EXHIBIT 99.2


                           CERTIFICATION PURSUANT TO
                            18-U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of AAA Net Realty Fund X, Ltd. (the "Partnership") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chad C. Braun, Principal Accounting Officer of the General Partner of the Partnership, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section-13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Chad C. Braun


Chad C. Braun
Principal Accounting Officer of  the General Partner
August 14, 2002